Form 10-Q
period 2020-09-30
Petra Acquisition Inc.
filed 2020-11-16
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39603

PETRA ACQUISITION, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3898466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 West 21st Street

New York, New York 10010

(Address of principal executive offices, Zip Code)

(971) 622-5800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Units, each consisting of one share of common stock and one redeemable warrant	PAICU	The Nasdaq Stock Market LLC
Common stock, par value $0.001 per share	PAIC	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	PAICW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of shares of registrant’s common stock, par value $0.001 per share, issued and outstanding as of November 16, 2020 was 9,290,651.

PETRA ACQUISITION, INC.
Quarterly Report on Form 10-Q

i

PART I- FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

PETRA ACQUISITION, INC.
CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$3,321,314	$-
Deferred offering costs	177,746	22,671
Total current assets	3,499,060	22,671
Total assets	3,499,060	$22,671

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities	61,247	$16,309
Related party advances	150,000	10,000
Note payable - related party	125,000	-
Total current liabilities	336,247	26,309
Deposit held for private warrants	3,150,000	-
Total liabilities	3,486,247	26,309

Commitments and Contingencies (Note 5)

Stockholder’s equity: (deficit)
Preferred stock, par value $0.001, 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 2,156,250 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively (1)	2,156	-
Additional paid-in capital	22,844	-
Accumulated deficit	(12,187)	(3,638)
Total stockholder’s equity (deficit)	12,813	(3,638)
Total liabilities and stockholder’s equity (deficit)	$3,499,060	$22,671

(1)	Includes up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 6 for subsequent cancellation of certain Founders Shares and reduction in shares subject to forfeiture.

The accompanying footnotes are an integral part of the unaudited condensed financial statements.

PETRA ACQUISITION, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Operating expenses:
General and administrative	$868	$8,549
Total operating expenses	868	8,549
Net loss	$(868)	$(8,549)

Weighted-average common shares outstanding, basic and diluted (1)	2,622,283	2,942,194
Basic and diluted net income per common share	$(0.00)	$(0.00)

(1)	Excludes up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. See Note 6 for subsequent cancellation of certain Founders Shares and reduction in shares subject to forfeiture.

The accompanying footnotes are an integral part of the unaudited condensed financial statements.

PETRA ACQUISITION, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total Stockholder’s
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	-	-	-	(3,638)	(3,638)
Sale of common stock to sponsors (Note 4)	3,593,750	3,594	21,406	-	25,000
Net loss				(3,000)	(3,000)
Balance at March 31, 2020 (unaudited)	3,593,750	3,594	21,406	(6,638)	18,362
Net loss	-	-	-	(4,681)	(4,681)
Balance at June 30, 2020 (unaudited)	3,593,750	3,594	21,406	(11,319)	13,681
Cancellation of founders’ shares	(1,437,500)	(1,438)	1,438		-
Net loss	-	-	-	(868)	(868)
Balance at September 30, 2020 (unaudited)	2,156,250	$2,156	$22,844	$(12,187)	$12,813

The accompanying footnotes are an integral part of the unaudited condensed financial statements.

PETRA ACQUISITION, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended
September 30, 2020
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,549)
Net cash used in operating activities	$(8,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party advances	150,000
Notes payable - related party	140,000
Cash proceeds received for private warrants	3,150,000
Deferred offering costs	(110,137)
Net cash provided by financing activities	$3,329,863

NET CHANGE IN CASH	3,321,314
Cash - Beginning of period	-
Cash - End of period	$3,321,314

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Deferred offering costs in accrued liabilities	$44,938
Common stock issued in partial relief of related party note payable	$25,000
Cancellation of founders’ shares	$1,438

The accompanying footnotes are an integral part of the unaudited condensed financial statements.

PETRA ACQUISITION, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Business Overview

Petra Acquisition, Inc. (the “Company” or “Petra”) was incorporated in Delaware on November 20, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from November 20, 2019 (Inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering became effective on October 7, 2020. On October 13, 2020, the Company consummated the Initial Public Offering of 7,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $70,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 3,150,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Petra Investment Holdings, LLC, a Delaware limited liability company (the “Sponsor”), for gross proceeds of $3,150,000, which is described in Note 6. The funds for the Private Placement Warrants had been placed on our Trust account in anticipation of the exercise prior to September 30, 2020.

Transaction costs amounted to $4,540,717, consisting of $4,200,000 of underwriting discounts ($2,800,000 of which payment is deferred) and $340,717 of professional fees, printing, filing, regulatory and other costs which have been charged to additional paid in capital upon completion of the Initial Public Offering.

Following the closing of the Initial Public Offering on October 13, 2020, an amount of $70,700,000 ($10.00 per Unit, plus $700,000 trust deposit premium) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the consummation of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the private warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations and up to $250,000 per 12-month period for working capital requirements). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor have agreed to vote their Founder Shares (See Notes 4 and 6), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

The Sponsor has agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to consummate a Business Combination, and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholder’s ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 12 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.10 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Insiders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Insiders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and capital resources

As of September 30, 2020, the Company had approximately $171,000 in its operating bank account, and working capital of approximately $13,000, excluding amounts held in trust for exercise of private warrants subsequent to period end.

The Company’s liquidity needs up to September 30, 2020 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below) and the loan under the Promissory Note from the Sponsor of $125,000 (see Note 4) to the Company. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing and Initial Public Offering consummated subsequent to September 30, 2020, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying operational expenses, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 13, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 19, 2020. The interim results for the nine-months ended September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Assets held in the Trust Account are held in cash as of September 30, 2020.

Offering Costs

Offering costs consist of underwriting discounts, professional fees, printing, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. As of September 30, 2020, $177,746 in offering costs were capitalized.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 - Initial Public Offering

Pursuant to the Initial Public Offering on October 13, 2020, the Company sold 7,000,000 units at a price of $10.00 per Unit for a total of $70,000,000. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

See Note 7 for partial exercise of over-allotment subsequent to September 30, 2020.

Note 4 - Related Party Transactions

Sponsor Shares

On January 21, 2020, the Company’s sponsor, Petra Investment Holdings, LLC, (the “Sponsor”) purchased 3,593,750 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. The amount of $25,000 discussed below was applied to the purchase price. See Note 6 for subsequent cancellations of Founder Shares.

Related Party Advances

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors, or their affiliates, may, but are not obligated to, advance funds to the Company. As of September 30, 2020, advances totaled $150,000.

Promissory Note - Related Party

On June 4, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000, of which $125,000 was outstanding under the Promissory Note as of September 30, 2020. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) within 15 days of written notice of demand for payment.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. There have been no Working Capital Loans to date.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, private warrants, and warrants that may be issued upon conversion of Working Capital Loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus filed on October 13,2020 to purchase up to 1,050,000 additional units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters are entitled to a cash underwriting discount of $0.20 per unit, or $ 1,400,000 in the aggregate (or $1,610,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Proposed Public Offering, and deferred compensation of $0.40 per unit, or $2,800,000 upon completion of a business combination or $3,220,000 in the aggregate if the underwriters’ over-allotment option is exercised in full.

See Note 7 for partial exercise of over-allotment subsequent to the Initial Public Offering.

Business Combination Marketing Agreement

The Company has engaged LifeSci Capital LLC as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay LifeSci Capital LLC a cash fee for such services upon the consummation of a Business Combination in an amount equal to 4.0% of the gross proceeds of Initial Public Offering, exclusive of any applicable finders’ fees which might become payable.

Note 6 - Stockholder’s Deficit

Preferred Stock

On May 11, 2020, the Company amended and restated its articles of incorporation to authorize 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock authorized, issued or outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

At September 30, 2020, there were 2,156,250 shares of common stock issued and outstanding, respectively, of which an aggregate of up to 281,250 shares are subject to forfeiture to the extent that the underwriters’ over- allotment option is not exercised in full or in part, so that the Sponsor will collectively own approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Warrants).

On August 24, 2020, the Sponsor agreed to cancel an aggregate of 1,437,500 Founder Shares such that the original issuance was reduced to 2,156,250 shares of common stock, 281,250 of which were forfeitable.

On October 7, 2020, the Sponsor agreed to cancel an aggregate of 143,750 Founder Shares such that the original issuance was reduced to 2,012,500 shares of common stock, 262,500 of which were forfeitable.

During the nine-months ended September 30, 2020, the Sponsor assigned 10,000 of their Founders Shares to each member of the Board of Directors, totaling 50,000 shares.

Warrants

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a) (9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants as follows:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption;

●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to our sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummated an initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Note 7 - Subsequent Events

On October 14, 2020, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of an additional 278,151 Units occurred (the “Over-Allotment Option Units”) on October 16, 2020 at $10.00 per Unit, generating gross proceeds of $2,781,510. After such over-allotment exercise 192,962 Founder Shares remain subject to forfeiture. Simultaneously with the closing of the sale of additional units, the Company consummated the sale of an additional 83,446 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $83,446.

Advances that totaled $150,000 as of September 30, 2020 on the accompanying balance sheet were used to pay for the additional 83,446 Private Warrants, and the remaining advance amounts were returned to the Sponsor.

Subsequent to September 30, 2020, the $125,000 note payable to the Sponsor was repaid in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Petra Acquisition, Inc. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Petra Investment Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 20, 2019 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization or reorganization (each a “Business Combination”) with one or more businesses or entities. We intend to complete our Business Combination using cash from the proceeds from our Initial Public Offering, the exercise of over-allotment option and the sale of the private warrants, our capital stock, debt or a combination of cash, stock and debt.

Our entire activity since inception relates to our formation, to prepare for our Initial Public Offering, which was consummated on October 13, 2020 and identifying a company for a Business Combination.

The issuance of additional shares in connection with an initial Business Combination:

●	may significantly reduce the equity interest of our stockholders;

●	may subordinate the rights of holders of common stock if we issue preferred shares with rights senior to those afforded to our shares of common stock;

●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our only activities from November 20, 2019 (inception) through September 30, 2020 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and searching for a target company for a business combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $868, which consisted primarily of general and administrative expenses of $868.

For the nine months ended September 30, 2020, we had a net loss of $8,549, which consisted primarily of general and administrative expenses of $8,549.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares and unsecured loans from our Sponsor.

On October 13, 2020, we consummated our Initial Public Offering of 7,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $70,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 3,150,000 Private Warrants to our Sponsor, generating gross proceeds of $3,150,000.

On October 16, 2020, in connection with the underwriters’ partial exercise of their over-allotment option, we consummated the sale of an additional 278,151 Units at a price of $10.00 per Unit, generating total gross proceeds of $2,781,151. In addition, we also consummated the sale of an additional 83,446 Private Warrants to our Sponsor at $1.00 per Private Warrant, generating total gross proceeds of $83,446.

Following the closing of the Initial Public Offering, the exercise of the over-allotment option and the sale of the additional Private Warrants, an aggregate amount of $73,509,325 has been placed in the Company’s trust account established in connection with the IPO.

For the nine months ended September 30, 2020, cash used in operating activities was $8,549, which represented cash used for general and administrative expenses.

As of September 30, 2020, we had cash and cash equivalents of $3,321,314, including $3,150,000 held in our Trust account for the purchase of private warrants, consisting primarily of cash and money market funds with short-term maturities. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2020, we did not withdraw any interest earned on the trust account.

We intend to use substantially all of the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of September 30, 2020, we had cash and cash equivalents of $3,321,314. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or our officers and directors or their affiliates may, but are not obligated to, loan us funds on a non-interest basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of notes may be convertible into Private Warrants, at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants.

We do not believe we will need to raise additional funds subsequent to the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters are entitled to deferred compensation of $0.40 per unit, or $2,800,000 upon completion of a business combination or $3,220,000 in the aggregate if the underwriters’ over-allotment option is exercised in full in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

None as of September 30, 2020.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 13, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2020, we issued 3,593,750 Founder Shares for an aggregate price of $25,000 to our Sponsor. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). On August 24, 2020, pursuant to amendment to the terms of the Company’s offering our Sponsor agreed to cancel 1,437,500 shares, resulting in an aggregate amount of 2,156,250 founders shares outstanding. On October 7, 2020, the Sponsor agreed to cancel an aggregate of 143,750 Founder Shares such that the original issuance was reduced to 2,012,500 shares of common stock.

On October 13, 2020, we consummated the Initial Public Offering of 7,000,000 units. On October 16, 2020, we consummated the sale of an additional 278,151 units subject to the underwriters’ over-allotment option. The units sold in the Initial Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $72,781,510. LifeSci Capital LLC and Ladenburg Thalmann & Co. Inc., acted as joint book-running managers and Northland Securities, Inc., and Ingalls & Snyder LLC acted as co-managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Forms S-1 (Nos. 333-240175). The Securities and Exchange Commission declared the registration statement effective on October 7, 2020.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 3,150,000 private warrants (“Private Warrants”) to our Sponsor at a price of $1.00 per Private Warrant, generating total proceeds of $3,150,000. Simultaneous with the consummation of the underwriters’ over-allotment option, we consummated the private placement of an additional 83,446 Private Warrants to the Sponsor at a price of $1.00 per Private Warrant, generating total proceeds of $83,446. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants sold in the Initial Public Offering, except that the private warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in this prospectus, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the private warrants are held by holders other than the initial purchasers or any of their permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in this offering. Furthermore, our initial stockholders have agreed to vote the their founders shares in favor of any proposed business combination, as applicable (B) not to convert any founders shares in connection with a stockholder vote to approve a proposed initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination and (C) that the founders shares shall not participate in any liquidating distribution from our trust account upon winding up if a business combination is not consummated.

Of the gross proceeds received from the Initial Public Offering and private placement of Private Warrants, $73,509,325 has been placed in a trust account.

Transaction costs amounted to $4,540,717, consisting of $4,200,000 of underwriting discounts ($2,800,000 of which payment is deferred) and $340,717 of professional fees, printing, filing, regulatory and other costs which have been charged to additional paid in capital upon completion of the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

(d)	Exhibits:

Exhibit	Description
1.1	Underwriting Agreement, dated October 7, 2020, by and among the Company and LifeSci Capital LLC and Ladenburg Thalmann & Co. Inc., as representatives of the several underwriters.(1)
3.1	Certificate of Incorporation(2)
3.2	Second Amended and Restated Certificate of Incorporation(1)
3.3	Bylaws(2)
4.1	Warrant Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
10.1	Investment Management Trust Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Escrow Agreement, dated October 7, 2020, by and among the Company, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholders.(1)
10.3	Registration Rights Agreement, dated October 7, 2020, between the Company and Investors.(1)
10.4	Subscription Agreement, dated October 7, 2020, between the Company and Petra Investment Holdings LLC(1)
10.5	Business Combination Marketing Agreement, dated October 7, 2020, by and among the Company, LifeSci Capital LLC, Ladenburg Thalmann & Co. Inc., Northland Securities, Inc., and Ingalls & Snyder LLC(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 13, 2020.
(2)	Previously filed as an exhibit to our Form S-1, filed on September 21, 2020
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETRA ACQUISITION, INC.

Date: November 16, 2020	By:	/s/ Andreas Typaldos
Andreas Typaldos, Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Sean Fitzpatrick
Sean Fitzpatrick, Chief Financial Officer (Principal Financial and Accounting Officer)