Form 10-K/A
period 2020-12-31
Petra Acquisition Inc.
filed 2021-06-16
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to PETRA ACQUISITION, INC, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Petra Acquisition Inc. (“Company”) as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 13, 2020, our private warrants and public warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our private warrants (the “ Private Warrants”) should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on June 15, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements (i) as of and for the year ended December 31, 2020, and (ii) the financial statement included in the Company’s Current Report on Form 8-K, filed on October 19,2020 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding Private Warrants to purchase common stock and should no longer be relied upon.

The Company has not amended its previously filed Current Report on Form 8-K filed on October 19, 2020. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Historically, all of the Company’s warrants, including the Private Warrants, were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Private Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for all warrants issued on October 13, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Private Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Private Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed balance sheet, dated October 13, 2020, on Form 8-K. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

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

ii

PETRA ACQUISITION INC.

FORM 10-K

iii

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

ITEM 1A. RISK FACTORS

In addition to the other risks and uncertainties described in this Amendment No. 1 to Annual Report on Form 10-K/A, the following material risk factors should be carefully considered. Any of these factors could result in a significant or material adverse effect on our business, operating results, liquidity and financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Summary of Risk Factors

•	Our Private Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

•	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

•	Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our common stock.

•	If we are unable to consummate a business combination, our public stockholders may be forced to wait more than 12 months before receiving distributions from the trust account.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

•	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

•	We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

•	If the net proceeds of our IPO not being held in trust, together with the interest earned on the funds in the trust account available to us, are insufficient to allow us to operate until least October 13, 2021, we may be unable to complete a business combination.

•	If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.10.

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

•	Our directors may decide not to enforce our Sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•	If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

•	An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

•	The private warrants may be exercised at a time when the public warrants may not be exercised.

•	We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants.

•	A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

•	Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

•	Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

•	Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

•	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

•	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

•	Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

•	Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

•	LifeSci Capital LLC may have a conflict of interest in rendering services to us in connection with our initial business combination.

•	We are a company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

•	Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

•	We may only be able to complete one business combination with the proceeds from our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

•	The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.
In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

•	In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

•	If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

•	Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

•	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

•	Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

•	Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•	Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

•	If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

•	If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

•	If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

•	The requirement that we complete an initial business combination by October 13, 2021 may give potential target businesses leverage over us in negotiating a business combination.

•	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

•	Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

•	Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

•	If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

•	If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

•	Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

•	Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

•	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

•	There may be tax consequences to our business combinations that may adversely affect us.

•	Our amended and restated certificate of incorporation will provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

•	Because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.

•	There are additional risks related to the healthcare industry to which we may be subject.

Risks Relating to the Restatement

Our Private Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for certain warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our public and private warrants, and determined to classify the private warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the private warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. See “—Our Private Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the Priavte Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our common stock.

Following the restatement of our historical financial statements, we account for our Private Warrants as a warrant liability and recorded at fair value upon issuance any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment No. 1 to Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

Restatement and Revision of Previously Issued Financial Statements

In this Amendment No. 1 to the Annual Report of Petra Acquisition Inc. on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of and for the year ended December 31, 2020.

The restatement results from our prior accounting for certain of our outstanding common stock purchase warrants issued in connection with our initial public offering in October 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities. We determined our Private Warrants should be classified as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 13, 2020, our private warrants and public warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our private warrants (the “ Private Warrants”) should be presented as liabilities with subsequent fair value remeasurement.

Therefore, on June 15, 2021, the Audit Committee of our Board of Directors concluded, in consultation with our management, (i) our previously issued financial statements as of and for the year ended December 31, 2020, and (ii) certain items on our previously issued audited balance sheet dated as of October 13, 2020, the date on which our initial public offering closed (collectively, the “Affected Periods”) should be restated because of a misapplication of the guidance around accounting for certain of our outstanding Private Warrants to purchase common stock and should no longer be relied upon.

Historically, all of the Company’s warrants, including the Private Warrants, were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Private Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for all warrants issued on October 13, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Private Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Private Warrants as derivative liabilities instead of as equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the misclassification of our Private Warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Reports on Form 10-Q or Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the year ended December 31, 2020, we had a net loss of $1,630,500 which consisted of interest income of $9,325 and unrealized loss on marketable securities of $1,831, as well as interest income from cash held in the Trust Account of $1,590, a change in fair value of warrant liability of $1,494,092, and operating costs of $145,492 which were primarily professional fees and insurance expense.

For the period from November 20, 2019 (inception) to December 31, 2019, our net loss of $3,638 consisted of professional fees.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Private Warrants issued in our private placement in connection with the IPO as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

As of December 31, 2020, we had cash held in the Trust Account of $73,510,915 (including approximately $1,590 of interest income) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2020, we withdrew $0 of interest earned on the Trust Account to pay our income taxes. As of December 31, 2020 we had a non-cash charge for the change in the fair value of warrant liabilities of $ 1,494,092.

For the period from November 20, 2019 (inception) through December 31, 2019, cash used in operating activities was $0. For the year ended December 31, 2020, cash used in operating activities was $215,074. Net loss of $1,630,500 was affected by an unrealized loss on marketable securities of $1,831 and change in fair value of warrant liability of $1,494,092. Changes in operating assets and liabilities used $80,497 of cash from operating activities.

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

Concurrent with the IPO, our sponsor purchased 3,150,000 Private Warrants at a price of $1.00. Simultaneously with the closing of the sale of the Over-Allotment Option Units, the Company consummated the sale of an additional 83,446 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $83,446.

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

Derivative Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Warrants was initially and subsequently measured at the end of each reporting period, using a Monte Carlo simulation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit	Description
3.1	Certificate of Incorporation(2)
3.2	Second Amended and Restated Certificate of Incorporation(1)
3.3	Bylaws(2)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
4.5	Description of Registrant’s Securities.(3)
10.1	Investment Management Trust Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Escrow Agreement, dated October 7, 2020, by and among the Company, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholders.(1)
10.3	Registration Rights Agreement, dated October 7, 2020, between the Company and Investors.(1)
10.4	Subscription Agreement, dated October 7, 2020, between the Company and Petra Investment Holdings LLC(1)
10.5	Business Combination Marketing Agreement, dated October 7, 2020, by and among the Company, LifeSci Capital LLC, Ladenburg Thalmann & Co. Inc., Northland Securities, Inc., and Ingalls & Snyder LLC(1)
10.6	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.(3)
14	Code of Ethics.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 13, 2020.

(2)	Previously filed as an exhibit to our Form S-1, filed on September 21, 2020

(3)	Previously filed as an exhibit to our Form 10-K, filed on March 31, 2021

*	Filed herewith.

**	Furnished.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of June, 2021.

PETRA ACQUISITION INC.

By:	/s/ Andreas Typaldos
Andreas Typaldos
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andreas Typaldos	Chairman and Chief Executive Officer
Andreas Typaldos	(Principal Executive Officer)	June 16, 2021

/s/ Sean Fitzpatrick	Chief Financial Officer
Sean Fitzpatrick	(Principal Financial and Accounting Officer) and Director	June 16, 2021

/s/ Anthony Hayes	Director
Anthony Hayes		June 16, 2021

/s/ Robert Nicholson	Director
Robert Nicholson		June 16, 2021

/s/ Barry Dennis	Director
Barry Dennis		June 16, 2021

/s/ David Dobkin	Director
David Dobkin		June 16, 2021

/s/ William Carson	Director
William Carson		June 16, 2021

PETRA ACQUISITION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Petra Acquisition, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Petra Acquisition, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows, for the year ended December 31, 2020 and the period from November 20, 2019 (inception) to December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the Financial Statements

As discussed in Note 2 of the financial statements, the accompanying financial statements as of and for the year ended December 31, 2020 have been restated.

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

Newport Beach, California

March 31, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is June 16, 2021

PETRA ACQUISITION, INC.

BALANCE SHEETS (As Restated)

	December 31, 2020	December 31, 2019
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,734	$-
Marketable securities	525,287	-
Prepaid insurance	114,270	-
Deferred offering costs	-	22,671
Total current assets	651,291	22,671

Cash held in Trust Account	73,510,915	-
Total assets	$74,162,206	$22,671

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$33,772	$16,309
Related party advances	-	10,000
Warrant liability	3,399,878	-
Total current liabilities	3,433,650	26,309

Deferred underwriting commissions	2,911,260	-
Total liabilities	6,344,910	26,309

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 7,278,151 shares at redemption value	73,509,325	-

Stockholder's deficit:
Preferred stock, par value $0.001, 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 1,819,538 shares issued and outstanding (excluding 7,278,151 shares subject to possible redemption) as of December 31, 2020	1,820	-
Additional paid-in capital	-	-
Accumulated deficit	(5,693,849)	(3,638)
Total stockholder's deficit	(5,692,029)	(3,638)
Total liabilities and stockholder's deficit	$74,162,206	$22,671

The accompanying footnotes are an integral part of the financial statements.

PETRA ACQUISITION, INC.

STATEMENTS OF OPERATIONS (As Restated)

	For the Year Ended	For the Period from Inception (November 20, 2019) Through
	December 31, 2020	December 31, 2019
	(As restated)
Operating expenses:
General and administrative	$145,492	$3,638
Loss from operations	(145,492)	(3,638)

Other income (expense):
Interest income	9,325	-
Unrealized loss on marketable securities	(1,831)	-
Interest earned on cash held in Trust Account	1,590	-
Change in fair value of warrant liability	(1,494,092)	-
Other income, net	(1,485,008)	-

Loss before income taxes	(1,630,500)	(3,638)
Benefit from income taxes	-	-

Net loss	$(1,630,500)	$(3,638)

Weighted-average common shares outstanding, basic and diluted	2,409,951	-
Basic and diluted net income per common share	$(0.68)	$-

The accompanying footnotes are an integral part of the financial statements.

PETRA ACQUISITION, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT (As Restated)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance at November 20, 2019 (Inception)	-	$-	$-	$-	$-
Net loss				(3,638)	(3,638)
Balance at December 31, 2019	-	-	-	(3,638)	(3,638)
Sale of common stock to sponsors (Note 4)	3,593,750	3,594	21,406		25,000
Cancellation of founders shares	(1,774,212)	(1,774)	1,774	-	-
Excess of cash received over fair value of private warrants	-	-	1,327,660	-	1,327,660
Accretion of common stock to redemption amount	-	-	(1,350,840)	(4,059,711)	(5,410,551)
Net loss	-	-	-	(1,630,500)	(1,630,500)
Balance at December 31, 2020 (As Restated)	1,819,538	$1,820	$-	$(5,693,849)	$(5,692,029)

The accompanying footnotes are an integral part of the financial statements.

PETRA ACQUISITION, INC.

STATEMENT OF CASH FLOWS (As Restated)

	For the Year Ended	For the Period from Inception (November 20, 2019) Through
	December 31, 2020	December 31, 2019
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,630,500)	$(3,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss on marketable securities	1,831	-
Change in fair value of warrant liability	1,494,092	-
Changes in operating assets and liabilities:
Changes in prepaid insurance	(114,270)
Changes in accounts payable and accrued liabilities	33,773	3,638
Net cash used in operating activities	(215,074)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(73,510,915)	-
Investment in marketable securities	(527,000)
Net cash used in investing activities	(74,037,915)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	150,000	10,000
Repayments of advances	(150,000)	-
Proceeds from notes payable - related party	140,000	-
Repayments of notes payable - related party	(125,000)	-
Cash proceeds received for private warrants	3,233,446	-
Cash proceeds received for public offering	71,325,880	-
Deferred offering costs	(309,603)	(10,000)
	74,264,723	-
NET CHANGE IN CASH	11,734	-
Cash - Beginning of period	-	-
Cash - End of period	11,734	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Deferred offering costs in accrued liabilities	$-	$12,671
Common stock issued in partial relief of related party note payable	$25,000	$-
Cancellation of founders shares	$1,774	$-
Deferred underwriting commissions	$2,911,260	$-
Advance converted to related party note payable	$10,000	$-
Private warrants recorded as liability	$1,905,786	$-

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

The registration statement for the Company’s Initial Public Offering became effective on October 7, 2020. On October 13, 2020, the Company consummated the Initial Public Offering of 7,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $70,000,000, which is described in Note 4.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor have agreed to vote their Founder Shares (See Notes 6 and 8), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

Note 2 – Restatement of Previously Issued Financial Statements

The Company previously accounted for its outstanding Private Warrants (as defined below in Note 6) as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Private Warrant.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Private Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Public Warrants maintained equity classification based on the re-evaluation.

The restated classification and reported values of the Warrants as accounted for under ASC 815 are included in the financial statements herein, based on fair value measurements discussed in Note 9. In the process of re-evaluating its financial statements the Company also restated its financial statements to classify all common stock purchased as part of the Company’s initial public offering as temporary equity and the record accretion on the shares. The Company had previously classified 721,995 shares of its common stock as permanent equity.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Non-Reliance Periods is presented below:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
BALANCE SHEET
Warrant liability	$-	$3,399,878	$3,399,878
Total liabilities	2,945,032	3,399,878	6,344,910
Common stock subject to possible redemption	66,217,172	7,292,153	73,509,325
Common stock - $0.001 par value	2,542	(722)	1,820
Additional paid-in capital	5,137,506	(5,137,506)	-
Accumulated deficit	(140,046)	(5,553,803)	(5,693,849)
Total stockholders’ equity (deficit)	5,000,002	(10,692,031)	(5,692,029)

	For the Year-Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF OPERATIONS
Change in fair value of warrant liability	$-	$(1,494,092)	$(1,494,092)
Net loss	(136,408)	(1,490,454)	(1,630,500)
Basic and Diluted Net Loss Per Share	$(0.03)	$(0.65)	$(0.68)

	For the Year-Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF CASH FLOWS
Net loss	$(136,408)	$(1,490,454)	$(1,630,500)
Change in fair value of warrant liability	-	1,494,092	1,494,092

	As of October 13, 2020
	As Previously Reported	Restatement Adjustment	As Restated
BALANCE SHEET
Warrant liability	$-	$1,905,786	$1,905,786
Total liabilities	3,075,000	1,905,786	4,980,786
Common stock subject to possible redemption	63,622,090	9,887,235	73,509,325
Additional paid-in capital	5,010,180	(5,010,180)	-
Accumulated deficit	(12,187)	(6,782,841)	(6,795,028)
Total stockholders’ equity (deficit)	5,000,006	(11,793,021)	(6,793,015)

Note 3 – Significant Accounting Policies

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consist of underwriting discounts, professional fees, printing, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The deferred offering costs were offset against the IPO and overallotment upon completion of the IPO and overallotment transaction during the year end December 31, 2020.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Warrants was initially and subsequently measured at the end of each reporting period, using a Monte Carlo simulation (See Note 9).

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

Net Loss per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of common stock is excluded from EPS as the redemption value approximates fair value.

At December 31, 2020, the Company had outstanding warrants to purchase of up to 10,511,597 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted net loss per share of common stock since the exercise of the Warrants is contingent upon the occurrence of future events. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period.

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

Note 4 –Management’s Liquidity Plans

As of December 31, 2020, the Company had approximately $537,000 in cash and marketable securities in its operating bank account, and working capital deficiency of approximately $2,782,000.

The Company’s liquidity needs up to December 31, 2020 had been primarily satisfied through the Promissory Note from the Sponsor of for up to $150,000 (see Note 6) to the Company. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 5 –Public Offering

Pursuant to the Initial Public Offering on October 13, 2020, the Company sold 7,000,000 units at a price of $10.00 per Unit for a total of $70,000,000. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

On October 14, 2020, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of an additional 278,151 Units occurred (the “Over-Allotment Option Units”) on October 16, 2020 at $10.00 per Unit, generating gross proceeds of $2,781,510.

Note 6 –Related Party Transactions

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

Private Warrants

Concurrent with the Initial Public Offering, Our sponsor purchased 3,150,000 Private Warrants at a price of $1.00, see Note 1. Simultaneously with the closing of the sale of the Over-Allotment Option Units, the Company consummated the sale of an additional 83,446 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $83,446.

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

Note 7 –Commitments and Contingencies

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

See Note 5 for partial exercise of over-allotment subsequent to the Initial Public Offering. The remaining portion of the over-allotments units expired.

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

Note 8 –Stockholder’s Deficit

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

At December 31, 2020 and 2019, there were 1,819,538 and 0 shares of common stock issued and outstanding, respectively (excluding 7,278,151 shares subject to redemption as of December 31, 2020).

See Note 6 for initial issuance of Founder Shares and subsequent forfeitures.

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

See Note 6 for Private Warrants issued for cash.

Note 9 –Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices	Significant Other	Significant Other
		in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$73,510,915	$73,510,915	$-	$-
Marketable securities held outside of Trust Account	$525,287	$525,287	$-	$-

Liabilities:
Warrant Liability—Private Warrants	$3,399,878	$-	$-	$3,399,878

The fair value of the Private Warrants used a Monte Carlo simulation at the date of the Public Offering (the “Initial Measurement Date”). The fair value of the Private Warrants have been using a Monte Carlo simulation since the Initial Measurement Date. For the period from the closing of the Public Offering through December 31, 2020, the Company recognized a charge in the statement of operations resulting from an increase in the fair value of warrant liabilities of approximately $1,494,000 presented as change in fair value of derivative warrant liability.

The estimated fair value of the Private Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, and risk-free interest. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term.

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Private Warrants at initial measurement and December 31, 2020:

		October 13,
	December 31,	2020
	2020	(Initial Measurement)
Risk free interest rate	0.46%	0.41%
Expected term (years)	5.71	5.92
Expected volatility	17.20%	13.97%

The following table represents the changes in fair value of the Private Warrants:

Fair value as of November 20, 2019 (inception)	$-
Issuance of warrant liabilities	-
Fair value as of December 31, 2019	$-
Initial measurement on October 13, 2020	1,905,786
Change in valuation inputs or other assumptions	1,494,092
Fair value as of December 31, 2020	$3,399,878

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Note 10 –Income Taxes

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

Note 11 –Subsequent Events

The Company has evaluated subsequent events through the date the financial statements are available to be issued. There are no subsequent events identified that would require disclosure in the financial statements.