Form 10-Q
period 2021-03-31
Petra Acquisition Inc.
filed 2021-06-22
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-39603

PETRA ACQUISITION, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3898466
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 West 21st Street, New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)

(971) 622-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Units, each consisting of one shareof common stock and one redeemable share	PAICU	The Nasdaq Stock Market LLC
Common stock, par value $0.001 per share	PAIC	The Nasdaq Stock Market LLC
Redeemable warrants, exerciseable for shares of common stock an exercise price of $11.50 per share	PAICW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of June 14, 2021, there were 7,952,487 shares of the registrant’s common stock outstanding.

PETRA ACQUISITION, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PETRA ACQUISITION, INC.

CONDENSED Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
	(Unaudited)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$-	$11,734
Marketable securities	390,649	525,287
Prepaid expenses	124,513	114,270
Total current assets	515,162	651,291

Cash held in Trust Account	73,512,728	73,510,915
Total assets	$74,027,890	$74,162,206

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$383,635	$33,772
Warrant liability	1,737,505	3,399,878
Total current liabilities	2,121,140	3,433,650

Deferred underwriting commissions	2,911,260	2,911,260
Total liabilities	5,032,400	6,344,910

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 7,278,151 shares at redemption value	73,509,325	73,509,325

Stockholder’s equity (deficit):
Preferred stock, par value $0.001, 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 1,819,538 shares issued and outstanding (excluding 7,278,151 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	1,820	1,820
Additional paid-in capital	-	-
Accumulated deficit	(4,515,655)	(5,693,849)
Total stockholder’s deficit	(4,513,835)	(5,692,029)
Total liabilities and stockholder’s deficit	$74,027,890	$74,162,206

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PETRA ACQUISITION, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	March 31, 2021	March 31, 2020

Operating expenses:
General and administrative	$468,861	$7,160
Loss from operations	(468,861)	(7,160)

Other income (expense):
Interest income	2,038	-
Unrealized loss on marketable securities	(17,356)	-
Change in fair value of warrant liability	1,662,373	-
Other income, net	1,647,055	-

Net income (loss)	$1,178,194	$(7,160)

Weighted-average common shares outstanding, basic and diluted	1,819,538	2,764,423
Basic and diluted net income (loss) per common share	$0.65	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PETRA ACQUISITION, INC.

CONDENSED STATEMENTS of STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	-	-	-	(3,638)	(3,638)
Sale of common stock to sponsors (Note 4)	3,593,750	3,594	21,406	-	25,000
Net loss				(7,160)	(7,160)

Balance at March 31, 2020	3,593,750	$3,594	$21,406	$(10,798)	$14,202

Balance at December 31, 2020	1,819,538	$1,820	$-	$(5,693,849)	$(5,692,029)
Net income	-	-	-	1,178,194	1,178,194

Balance at March 31, 2021	1,819,538	$1,820	$-	$(4,515,655)	$(4,513,835)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PETRA ACQUISITION, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,178,194	$(7,160)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities	(1,813)	-
Change in fair value of warrant liability	(1,662,373)	-
Changes in operating assets and liabilities:
Changes in prepaid insurance	(10,244)	-
Changes in accounts payable and accrued liabilities	349,864	21,851
Net cash used in operating activities	(146,372)	14,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	134,638	-
Net cash used in investing activities	134,638	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	50,000
Deferred offering costs	-	(64,691)
	-	(14,691)

NET CHANGE IN CASH	(11,734)	-
Cash - Beginning of period	11,734	-
Cash - End of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Founders shares issued in partial relief of advances to related party	$-	$25,000

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PETRA ACQUISITION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF THE ORGANIZATION AND BUSINESS

Corporate History and Nature of Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from November 20, 2019 (Inception) through March 31, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), and search for an acquisition target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity

The accompanying unaudited condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At March 31, 2021, the Company had an accumulated deficit of approximately $4,516,000 and working capital deficiency of approximately $1,606,000. For the three months ended March 31, 2021, the Company had a loss from operations of approximately $469,000 and negative cash flows from operations of approximately $146,000.

Based on the funds received from the Initial Public Offering management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying operational expenses, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission, or the SEC. These unaudited financial statements and related notes should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on June 16, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Marketable Securities Held in Trust and Operating Account

At March 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three months ended March 31, 2021, the Company withdrew no interest income or withdrawals from the Trust Account.

At March 31, 2021, the marketable securities held in the Company’s operating account were investments that substantially hold bonds and fixed income securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

Offering Costs

Offering costs consist of underwriting discounts, professional fees, printing, filing, regulatory and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The deferred offering costs were offset against the IPO and overallotment upon completion of the IPO and overallotment transaction during the year ended December 31, 2020.

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” (ASC 815”) under which the Private Warrants (defined in Note 4) do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Warrants was initially and subsequently measured at the end of each reporting period, using a Monte Carlo simulation (See Note 7).

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At March 31, 2021 and December 31, 2020, the Company’s net deferred tax asset has been fully reserved.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations when a determination is made that such expense is likely.

Net Income (Loss) per Common Share

Net income (loss) per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of common stock is excluded from EPS as the redemption value approximates fair value.

At March 31, 2021, the Company had outstanding warrants to purchase of up to 10,511,597 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per share of common stock since the exercise of the Warrants is contingent upon the occurrence of future events. As of March 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 3, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 – PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 13, 2020, the Company sold 7,000,000 units at a price of $10.00 per Unit for a total of $70,000,000. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

On October 14, 2020, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of an additional 278,151 Units occurred (the “Over-Allotment Option Units”) on October 16, 2020 at $10.00 per Unit, generating gross proceeds of $2,781,510.

Note 4 – Related Party Transactions

Sponsor Shares

On January 21, 2020, the Company’s sponsor, Petra Investment Holdings, LLC, (the “Sponsor”) purchased 3,593,750 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. The $25,000 was paid through relief of the related party note disclosed below. Of the original Founder Shares, 1,774,212 were forfeited. As of March 31, 2021, no additional Founder Shares are subject to forfeiture.

Private Warrants

Concurrent with the Initial Public Offering, Our sponsor purchased 3,150,000 Private Placement Warrants (“Private Warrants”) at a price of $1.00, see Note 1. Simultaneously with the closing of the sale of the Over-Allotment Option Units, the Company consummated the sale of an additional 83,446 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $83,446. The Private Warrants’ exercise price, which are subject to adjustments are disclosed in Note 6.

The fair value of the Private Warrants at December 31, 2020 was a liability of $3,399,878. At March 31, 2021, the fair value was $1,737,505. The change in fair value of $1,662,373 is reflected in change in fair value of warrant liability on the condensed statement of operations.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Note 6 – Stockholders’ Equity

Common Stock

The authorized common stock of the Company is up to 100,000,000 shares of common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2021, there were 9,097,689 shares of common stock issued and outstanding, of which 7,278,151 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet. In connection with issuance of shares of common stock, the Company issued 7,278,151 Public Warrants.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Note 7 – FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices	Significant Other	Significant Other
		in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$73,512,728	$73,512,728	$-	$-
Marketable securities held outside of Trust Account	$390,649	$390,649	$-	$-

Liabilities:
Warrant Liability—Private Placement Warrants	$1,737,505	$-	$-	$1,737,505

The fair value of the Private Warrants have been using a Monte Carlo simulation since the initial measurement date. For the three months ended March 31, 2021, the Company recognized a charge in the statement of operations resulting from an decrease in the fair value of warrant liabilities of approximately 1,662,000 presented as change in fair value of derivative warrant liability.

The estimated fair value of the Private Placement Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, and risk-free interest rate. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their estimated remaining life.

NOTE 8 – SUBSEQUENT EVENTS

On May 28, 2021, the Company received a written notice fom the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in a compliance with Listing Rule 5250(c)(1) (the “Rule”) because the Company has failed to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 wth the Securities and Exchange Commission. The notice stated that the Company has sixty days from the date of the Notice, or until July 26, 2021, to submit a plan to regain compliance with the Rule. This notification has no immediate effect on the listing of the Company’s shares on Nasdaq.

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

Results of Operations

Our only activities from November 20, 2019 (inception) through March 31, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and searching for a target company for a business combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $1,178,194, which consisted primarily of general and administrative expenses of $468,861 and change in fair value of warrant liability of $1,622,373.

For the three months ended March 31, 2020, we had a net loss of $7,160, which consisted primarily of general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our liquidity needs were satisfied by notes payable and advances from our Sponsor.

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

For the three months ended March 31, 2021, cash used in operating activities was $146,372, which represented $1,178,184 in net income and increases to accounts payable and accrued liabilities of $349,864, offset primarily by $(1,662,373) in change in fair value of warrant liability and $(10,244) in prepaid insurance.

As of March 31, 2021, we had cash and cash equivalents of $0, marketable securities of $390,649, and prepaid expenses of $124,513, and including $73,512,728 held in our Trust account from our IPO and the purchase of private warrants, consisting primarily of cash and money market funds with short-term maturities. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the trust account.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies as of March 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 16, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed June 16, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Transaction costs amounted to $44,682,736, consisting of $4,366,890 of underwriting fees ($2,800,000 of which payment is deferred) and $315,846 of professional fees, printing, filing, regulatory and other costs which have been charged to additional paid in capital upon completion of the Initial Public Offering.

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

PETRA ACQUISITION, INC.

Date: June 22, 2021	By:	/s/ Andreas Typaldos
Andreas Typaldos, Chief Executive Officer (Principal Executive Officer)

Date: June 22, 2021	By:	/s/ Sean Fitzpatrick
Sean Fitzpatrick, Chief Financial Officer (Principal Financial and Accounting Officer)