Form 10-Q
period 2021-06-30
Petra Acquisition Inc.
filed 2021-08-23
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-39603

PETRA ACQUISITION, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3898466
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 West 21st Street, New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)

(971) 622-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Units, each consisting of one share of common stock and one redeemable share	PAICU	The Nasdaq Stock Market LLC
Common stock, par value $0.001 per share	PAIC	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock an exercise price of $11.50 per share	PAICW	The Nasdaq Stock Market LLC

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

As of August 16, 2021, there were 7,992,336 shares of the registrant’s common stock outstanding.

PETRA ACQUISITION, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PETRA ACQUISITION, INC.

CONDENSED Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
	(Unaudited)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$-	$11,734
Marketable securities	301,716	525,287
Prepaid expenses	71,924	114,270
Total current assets	373,640	651,291

Cash held in Trust Account	73,514,561	73,510,915
Total assets	$73,888,201	$74,162,206

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,084,139	$33,772
Warrant liability	2,228,456	3,399,878
Total current liabilities	3,312,595	3,433,650

Deferred underwriting commissions	2,911,260	2,911,260
Total liabilities	6,223,855	6,344,910

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 7,278,151 shares at redemption value	73,509,325	73,509,325

Stockholder's equity (deficit):
Preferred stock, par value $0.001, 1,000,000 shares authorized; 0 issued and outstanding
Common stock, par value $0.001, 100,000,000 shares authorized; 1,819,538 shares issued and outstanding (excluding 7,278,151 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	1,820	1,820
Additional paid-in capital	-	-
Accumulated deficit	(5,846,799)	(5,693,849)
Total stockholder's deficit	(5,844,979)	(5,692,029)
Total liabilities and stockholder's deficit	$73,888,201	$74,162,206

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PETRA ACQUISITION, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Operating expenses:
General and administrative	$842,026	$521	$1,310,887	$7,681
Loss from operations	(842,026)	(521)	(1,310,887)	(7,681)

Other income (expense):
Interest income	1,833	-	3,871	-
Unrealized loss on marketable securities	-	-	(17,356)	-
Change in fair value of warrant liability	(490,951)	-	1,171,422	-
Other income, net	(489,118)	-	1,157,937	-

Net income (loss)	$(1,331,144)	$(521)	$(152,950)	$(7,681)

Weighted-average common shares subject to redemption outstanding, basic and diluted	7,278,151	-	7,278,151	-
Basic and diluted net income (loss) per common share subject to redemption	$0.00	$-	$0.00	$-

Weighted-average common shares outstanding, basic and diluted	1,819,538	3,125,750	1,819,538	2,765,087
Basic and diluted net income (loss) per common share	$(0.73)	$(0.00)	$(0.09)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PETRA ACQUISITION, INC.

CONDENSED STATEMENTS of STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	-	-	-	(3,638)	(3,638)
Sale of common stock to sponsors (1) (Note 5)	3,593,750	3,594	21,406	-	25,000
Net loss	-	-	-	(7,160)	(7,160)
Balance at March 31, 2020	3,593,750	3,594	21,406	(10,798)	14,202
Net loss	-	-	-	(521)	(521)
Balance at June 30, 2020 (unaudited)	3,593,750	$3,594	$21,406	$(11,319)	$13,681

Balance at December 31, 2020	1,819,538	$1,820	$-	$(5,693,849)	$(5,692,029)
Net income	-	-	-	1,178,194	1,178,194
Balance at March 31, 2021	1,819,538	1,820	-	(4,515,655)	(4,513,835)
Net loss	-	-	-	(1,331,144)	(1,331,144)
Balance at June 30, 2021 (unaudited)	1,819,538	$1,820	$-	$(5,846,799)	$(5,844,979)

(1)	As of June 30, 2020, this number included up to 468,750 common shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. See Note 3 for partial exercise.

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PETRA ACQUISITION, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	June 30, 2021	June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(152,950)	$(7,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(3,646)	-
Unrealized loss on marketable securities	17,356	-
Change in fair value of warrant liability	(1,171,422)	-
Changes in operating assets and liabilities:
Changes in prepaid insurance	42,345	-
Changes in accounts payable and accrued liabilities	1,050,368	-
Net cash used in operating activities	(217,949)	(7,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	206,215	-
Net cash used in investing activities	206,215	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	78,040
Deferred offering costs	-	(70,359)
	-	7,681

NET CHANGE IN CASH	(11,734)	-
Cash - Beginning of period	11,734	-
Cash - End of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Founders shares issued in partial relief of advances to related party	$-	$25,000

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 20, 2019 (Inception) through June 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), and search for an acquisition target, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor have agreed to vote their Founder Shares (See Notes 5 and 7), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

Liquidity

The accompanying unaudited condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At June 30, 2021, the Company had an accumulated deficit of approximately $5,847,000 and working capital deficiency of approximately $2,939,000. For the six months ended June 30, 2021, the Company had a loss from operations of approximately $1,311,000 and negative cash flows from operations of approximately $218,000.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial information as of June 30, 2021 and for the three and six months ended June 30, 2021 has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any sch election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Marketable Securities Held in Trust and Operating Account

At June 30, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the six months ended March 31, 2021, the Company withdrew no interest income or withdrawals from the Trust Account.

At June 30, 2021, the marketable securities held in the Company’s operating account were investments that substantially hold bonds and fixed income securities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815 under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Warrants was initially and subsequently measured at the end of each reporting period, using a Monte Carlo simulation (See Note 8).

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At June 30, 2021 and December 31, 2020, the Company’s net deferred tax asset has been fully reserved.

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

At June 30, 2021, the Company had outstanding warrants to purchase of up to 10,511,597 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted net loss per share of common stock since the exercise of the Warrants is contingent upon the occurrence of future events. As of June 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,833	$3,645
Net income attributable	$1,833	$3,645
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	7,278,151	7,278,151
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable common stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,331,144)	$(152,950)
Less: Net income allocable to common stock subject to possible redemption	(1,833)	(3,645)
Non-Redeemable Net Loss	$(1,332,977)	$(156,595)
Denominator: Weighted Average Non-redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	1,819,538	1,819,538
Basic and diluted net loss per share, common stock	$(0.73)	$(0.09)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	June 30, 2021	December 31, 2020
Accounts payable	$229,997	$33,772
Accrued legal fees	713,683	-
Accrued expenses	140,459	-
	$1,084,139	$33,772

Note 5 - Related Party Transactions

Sponsor Shares

On January 21, 2020, the Company’s sponsor, Petra Investment Holdings, LLC, (the “Sponsor”) purchased 3,593,750 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. The $25,000 was paid through relief of the related party note disclosed below. Of the original Founder Shares, 1,774,212 were forfeited. As of June 30, 2021, no additional Founder Shares are subject to forfeiture.

Private Warrants

Concurrent with the Initial Public Offering, Our sponsor purchased 3,150,000 Private Placement Warrants at a price of $1.00, see Note 1. Simultaneously with the closing of the sale of the Over-Allotment Option Units, the Company consummated the sale of an additional 83,446 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $83,446.

The fair value of the Private Warrants at December 31, 2020 was a liability of $3,399,878. At June 30, 2021, the fair value was $2,228,456. For the three and six months ended June 30, 2021, the gain (loss) on the change in fair value was $(490,951) and $1,171,422, respectively, and is reflected in change in fair value of warrant liability on the condensed statements of operations.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus filed on October 13, 2020 to purchase up to 1,050,000 additional units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

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

Note 7 - Stockholders’ Equity

Common Stock

The authorized common stock of the Company is up to 100,000,000 shares of common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2021, there were 9,097,689 shares of common stock issued and outstanding, of which 7,278,151 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet. In connection with issuance of shares of common stock, the Company issued 7,278,151 Public Warrants.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

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

Note 8 – FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices	Significant Other	Significant Other
		in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$73,514,561	$73,514,561	$-	$-
Marketable securities held outside of Trust Account	$301,716	$301,716	$-	$-

Liabilities:
Warrant Liability—Private Placement Warrants	$2,228,456	$-	$-	$2,228,456

The fair value of the Private Warrants have been using a Monte Carlo simulation since the initial measurement date. For the three and six months ended June 30, 2021, the Company recognized a charge in the statement of operations resulting from an increase of $490,951 and a decrease of $1,171,422 in the fair value of warrant liabilities, respectively, presented as change in fair value of derivative warrant liability.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events though the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Results of Operations

Our only activities from November 20, 2019 (inception) through June 30, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and searching for a target company for a business combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,331,144 which consisted primarily of general and administrative expenses of $842,026 and change in fair value of warrant liability of $490,951. For the three months ended June 30, 2020, we had a net loss of $521, which consisted solely of general and administrative expenses.

For the six months ended June 30, 2021, we had a net loss of $152,950 which consisted primarily of general and administrative expenses of $1,310,887 and change in fair value of warrant liability of $1,171,422. For the six months ended June 30, 2020, we had a net loss of $7,681, which consisted solely of general and administrative expenses.

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

For the six months ended June 30, 2021, cash used in operating activities was $217,949, which represented $152,950 in net loss, $17,356 in unrealized loss on marketable securities, changes in accounts payable and accrued liabilities of $1,050,367 and $42,346 in prepaid insurance, offset primarily by $(1,171,422) in change in fair value of warrant liability and $(3,646) in interest earned on cash held in trust,.

As of June 30, 2021, we had cash and cash equivalents of $0, marketable securities of $301,716, prepaid expenses of $71,924, and $73,514,561 held in our Trust account from our IPO and the purchase of private warrants, consisting primarily of cash and money market funds with short-term maturities. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the trust account.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

 Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies as of June 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 16, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

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

Transaction costs amounted to $4,682,736, consisting of $4,366,890 of underwriting fees ($2,911,260 of which payment is deferred) and $315,846 of professional fees, printing, filing, regulatory and other costs which have been charged to additional paid in capital upon completion of the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

(d)	Exhibits:

Exhibit	Description
3.1	Certificate of Incorporation(2)
3.2	Second Amended and Restated Certificate of Incorporation(1)
3.3	Bylaws(2)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
4.5	Description of Registrant’s Securities.(3)
10.1	Investment Management Trust Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Escrow Agreement, dated October 7, 2020, by and among the Company, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholders.(1)
10.3	Registration Rights Agreement, dated October 7, 2020, between the Company and Investors.(1)
10.4	Subscription Agreement, dated October 7, 2020, between the Company and Petra Investment Holdings LLC(1)
10.5	Business Combination Marketing Agreement, dated October 7, 2020, by and among the Company, LifeSci Capital LLC, Ladenburg Thalmann & Co. Inc., Northland Securities, Inc., and Ingalls & Snyder LLC(1)
10.6	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.(3)
14	Code of Ethics.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 13, 2020.

(2)	Previously filed as an exhibit to our Form S-1, filed on September 21, 2020

(3)	Previously filed as an exhibit to our Form 10-K, filed on March 31, 2021

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETRA ACQUISITION, INC.

Date: August 23, 2021	By:	/s/ Andreas Typaldos
Andreas Typaldos,
Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Sean Fitzpatrick
Sean Fitzpatrick,
Chief Financial Officer
(Principal Financial and Accounting Officer)