Form 10-Q
period 2021-09-30
Petra Acquisition Inc.
filed 2021-10-29
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of October 29, 2021, there were 9,097,689 shares of the registrant’s common stock outstanding.

PETRA ACQUISITION, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PETRA ACQUISITION, INC.

CONDENSED Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
	(Unaudited)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$-	$11,734
Marketable securities	19,749	525,287
Prepaid expenses	19,334	114,270
Total current assets	39,083	651,291

Cash held in Trust Account	73,516,414	73,510,915
Total assets	$73,555,497	$74,162,206

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,594,113	$33,772
Warrant liability	2,143,416	3,399,878
Total current liabilities	3,737,529	3,433,650

Deferred underwriting commissions	2,911,260	2,911,260
Total liabilities	6,648,789	6,344,910

Commitments and Contingencies (Note 5)

Common stock subject to possible redemption, 7,278,151 shares at redemption value	73,509,325	73,509,325

Stockholder's equity (deficit):
Preferred stock, par value $0.001, 1,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized; 1,819,538 shares issued and outstanding (excluding 7,278,151 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	1,820	1,820
Additional paid-in capital	-	-
Accumulated deficit	(6,604,437)	(5,693,849)
Total stockholder's deficit	(6,602,617)	(5,692,029)
Total liabilities and stockholder's deficit	$73,555,497	$74,162,206

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PETRA ACQUISITION, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Operating expenses:
General and administrative	$844,531	$868	$2,155,418	$8,549
Loss from operations	(844,531)	(868)	(2,155,418)	(8,549)

Other income (expense):
Interest income	1,853	-	5,724	-
Unrealized loss on marketable securities	-	-	(17,356)	-
Change in fair value of warrant liability	85,040	-	1,256,462	-
Other income, net	86,893	-	1,244,830	-

Net income (loss)	$(757,638)	$(868)	$(910,588)	$(8,549)

Weighted-average common shares subject to redemption outstanding, basic and diluted	7,278,151	-	7,278,151	-
Basic and diluted net income (loss) per common share subject to redemption	$0.00	$-	$0.00	$-

Weighted-average common shares outstanding, basic and diluted	1,819,538	2,622,283	1,819,538	2,942,194
Basic and diluted net income (loss) per common share	$(0.42)	$(0.00)	$(0.50)	$(0.00)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PETRA ACQUISITION, INC.

CONDENSED STATEMENTS of STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance at December 31, 2019	-	-	-	(3,638)	(3,638)
Sale of common stock to sponsors (1) (Note 5)	3,593,750	3,594	21,406	-	25,000
Net loss	-	-	-	(3,000)	(3,000)
Balance at March 31, 2020	3,593,750	3,594	21,406	(6,638)	18,362
Net loss	-	-	-	(4,681)	(4,681)
Balance at June 30, 2020	3,593,750	3,594	21,406	(11,319)	13,681
Cancellation of founders shares	(1,437,500)	(1,438)	1,438	-	-
Net loss	-	-	-	(868)	(868)
Balance at September 30, 2020 (unaudited)	2,156,250	2,156	22,844	(12,187)	12,813

Balance at December 31, 2020	1,819,538	$1,820	$-	$(5,693,849)	$(5,692,029)
Net income	-	-	-	1,178,194	1,178,194
Balance at March 31, 2021	1,819,538	1,820	-	(4,515,655)	(4,513,835)
Net loss	-	-	-	(1,331,144)	(1,331,144)
Balance at June 30, 2021	1,819,538	1,820	-	(5,846,799)	(5,844,979)
Net loss	-	-	-	(757,638)	(757,638)
Balance at September 30, 2021 (unaudited)	1,819,538	$1,820	$-	$(6,604,437)	$(6,602,617)

(1)	As of June 30, 2020, this number included up to 468,750 common shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. See Note 3 for partial exercise.

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

PETRA ACQUISITION, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(910,588)	$(8,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(5,499)	-
Unrealized loss on marketable securities	17,356	-
Change in fair value of warrant liability	(1,256,462)	-
Changes in operating assets and liabilities:
Changes in prepaid expenses	94,936	-
Changes in accounts payable and accrued liabilities	1,560,341	-
Net cash used in operating activities	(499,916)	(8,549.00)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	488,182	-
Net cash used in investing activities	488,182	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	150,000
Proceeds from notes payable - related party	-	140,000
Cash proceeds received for private warrants	-	3,150,000
Deferred offering costs	-	(110,137)
	-	3,329,863.00

NET CHANGE IN CASH	(11,734)	3,321,314
Cash - Beginning of period	11,734	-
Cash - End of period	$-	$3,321,314

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Deferred offering costs in accrued liabilities	$-	$44,938
Founders shares issued in partial relief of advances to related party	$-	$25,000
Cancellation of founders' shares	$-	$1,438

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 20, 2019 (Inception) through September 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), and search for an acquisition target, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will have until 12 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”), which was extended as disclosed in Note 9. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity

The accompanying unaudited condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and satisfying liabilities in the normal course of business. At September 30, 2021, the Company had an accumulated deficit of approximately $6,604,000 and working capital deficiency of approximately $3,698,000. For the nine months ended September 30, 2021, the Company had a loss from operations of approximately $2,155,000 and negative cash flows from operations of approximately $500,000.

Based on the funds received from the Initial Public Offering and funds available under borrowing arrangements management believes that the Company will have sufficient working capital and borrowing capacity to successfully complete the Business Combination. Over this time period, the Company will be using these funds for paying operational expenses, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial information as of September 30, 2021 and for the three and nine months ended September 30, 2021 has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position at such dates and the operating results and cash flows for such periods. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

Marketable Securities Held in Trust and Operating Account

At September 30, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2021, the Company withdrew no interest income or withdrawals from the Trust Account.

At September 30, 2021, the marketable securities held in the Company’s operating account were investments that substantially hold bonds and fixed income securities.

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

The Company utilizes ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely than not” that a deferred tax asset will not be realized. At September 30, 2021 and December 31, 2020, the Company’s net deferred tax asset has been fully reserved.

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

At September 30, 2021, the Company had outstanding warrants to purchase of up to 10,511,597 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted net loss per share of common stock since the exercise of the Warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,853	$5,724
Net income attributable	$1,853	$5,724
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	7,278,151	7,278,151
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable common stock
Numerator: Net Loss minus Net Earnings
Net loss	$(757,638)	$(910,588)
Less: Net income allocable to common stock subject to possible redemption	(1,853)	(5,724)
Non-Redeemable Net Loss	$(759,491)	$(916,312)
Denominator: Weighted Average Non-redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	1,819,538	1,819,538
Basic and diluted net loss per share, common stock	$(0.42)	$(0.50)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	September 30, 2021	December 31, 2020

Accounts payable	$310,529	$33,772
Accrued legal fees	1,283,584	-
	$1,594,113	$33,772

Note 5 – Related Party Transactions

Sponsor Shares

On January 21, 2020, the Company’s sponsor, Petra Investment Holdings, LLC, (the “Sponsor”) purchased 3,593,750 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. The $25,000 was paid through relief of the related party note disclosed below. Of the original Founder Shares, 1,774,212 were forfeited. As of September 30, 2021, no additional Founder Shares are subject to forfeiture.

Private Warrants

Concurrent with the Initial Public Offering, our sponsor purchased 3,150,000 Private Placement Warrants at a price of $1.00, see Note 1. Simultaneously with the closing of the sale of the Over-Allotment Option Units, the Company consummated the sale of an additional 83,446 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $83,446.

The fair value of the Private Warrants at December 31, 2020 was a liability of $3,399,878. At September 30, 2021, the fair value was $2,143,416. For the three and nine months ended September 30, 2021, the gain on the change in fair value was $85,040 and $1,256,462, respectively, and is reflected in change in fair value of warrant liability on the condensed statements of operations.

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

Pine Valley Investments LLC

On September 17, 2021, the Company entered into a senior promissory with Pine Valley Investments LLC, a New Jersey Limited Liability Company (“Pine Valley”), an affiliate of the Company’s sponsor, LifeSci Capital LLC, with a principal amount of $850,000. Interest was to accrue at 2% per month on all outstanding principal. The Company was able to drawdown requests on the note in amounts no less than $50,000 unless agreed upon by the parties. The outstanding principal and any accrued interest was due upon the Company’s consummation of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combinations. On October 13, 2021, the Company and Pine Valley entered into a Note Cancellation Agreement (See Note 9). No amounts were drawn against the note at September 30, 2021.

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

Agreement and Plan of Merger

On August 29, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Petra Acquisition Merger Inc., a Delaware corporation (“Merger Sub”), and Revelation Biosciences, Inc., a Delaware corporation (“RevBio”). Pursuant to the terms of the Agreement, Merger Sub shall be merged with and into Revbio becoming a wholly-owned subsidiary of the Company.

In accordance with the terms of the Agreement, at the Closing the Company will issue 10,500,000 shares of its common stock to RevBio as consideration for 100% of RevBio’s outstanding equity interests. Immediately following the Closing, the Company will have 12,319,538 (excluding 7,278,151 shares subject to redemption) shares of common stock issued and outstanding. The pre-merger shareholders of the Company will retain an aggregate of 1,819,538 shares of common stock of the Company, representing 14% ownership of the post-Merger Company. Therefore, upon consummation of the Merger, there will be a change in control of the Company, with the former owners of RevBio effectively acquiring control of the Company. The Merger will be treated as a reverse recapitalization effected by a share exchange for financial and reporting purposes since the Company will be deemed to be a shell corporation with nominal operations and assets at the time of the Merger. RevBio will be considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of RevBio before the Merger in future filings.

Pursuant to the terms of the Agreement, at the Closing, the Company shall file a certificate of merger with the Secretary of State of the State of Delaware, executed in accordance with the relevant provisions of the DGCL (the “Certificate of Merger”). The Merger shall become effective upon the filing of the Certificate of Merger or at such later time as is agreed to by the parties and specified in the Certificate of Merger. As of September 30, 2021, the Company did not file the Certificate of Merger with the Secretary of State of the State of Delaware.

Note 7 – Stockholders’ Equity

Common Stock

The authorized common stock of the Company is up to 100,000,000 shares of common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2021, there were 9,097,689 shares of common stock issued and outstanding, of which 7,278,151 shares were subject to possible redemption and are classified outside of permanent equity at the balance sheet. In connection with issuance of shares of common stock, the Company issued 7,278,151 Public Warrants.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$73,516,414	$73,516,414	$-	$-
Marketable securities held outside of Trust Account	$19,749	$19,749	$-	$-

Liabilities:
Warrant Liability—Private Placement Warrants	$2,143,416	$-	$-	$2,143,416

The fair value of the Private Warrants have been using a Monte Carlo simulation since the initial measurement date. For the three and nine months ended September 30, 2021, the Company recognized a gain in the statement of operations resulting from a decrease of $85,040 and $1,256,462 in the fair value of warrant liabilities, respectively, presented as change in fair value of derivative warrant liability.

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

NOTE 9 – SUBSEQUENT EVENTS

Promissory Note Cancellation

On October 13, 2021, the Company and Pine Valley entered into a Note Cancellation Agreement whereas the note and all obligations outstanding in connection with the note were cancelled. At the time of the Note Cancellation Agreement there was no outstanding principal or accrued interest.

Entry into Promissory Notes

Simultaneous with the Note Cancellation, on October 13, 2021, the Company issued three senior promissory notes in an aggregate amount of up to $750,000, which may be drawn down upon requests in amounts no less than $50,000 unless agreed upon by the parties. The notes accrue interest at the rate of 2% per month on the outstanding loan amount and such amounts will be repayable by Company upon consummation of an initial business combination.

Amendment to Certificate of Incorporation

On October 8, 2021, the Company’s stockholders approved to amend the Company’s second amended and restated certificate of incorporation, pursuant to which, the date by which the Company has to consummate a business combination was extended from October 13, 2021 to November 13, 2021. In addition, the amendment provides the Company options to further extend such date to December 13, 2021 and January 13, 2021.

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

Recent Developments

On August 29, 2021, we entered into an Agreement and Plan of Merger (the “Agreement”) with Petra Acquisition Merger Inc., a Delaware corporation (“Merger Sub”), and Revelation Biosciences, Inc., a Delaware corporation (“RevBio”). Pursuant to the terms of the Agreement, Merger Sub shall be merged with and into Revbio becoming a wholly-owned subsidiary of the Company. See Note 6 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

Our only activities from November 20, 2019 (inception) through September 30, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, searching for a target company for a business combination, and the proposed acquisition of RevBio. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $757,638 which consisted primarily of general and administrative expenses of $844,531 and change in fair value of warrant liability of $85,040. For the three months ended September 30, 2020, we had a net loss of $868, which consisted solely of general and administrative expenses.

For the nine months ended September 30, 2021, we had a net loss of $910,588 which consisted primarily of general and administrative expenses of $2,155,418 and change in fair value of warrant liability of $1,256,462. For the nine months ended September 30, 2020, we had a net loss of $8,549, which consisted solely of general and administrative expenses.

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

For the nine months ended September 30, 2021, cash used in operating activities was $499,916, which represented $910,588 in net loss, $17,356 in unrealized loss on marketable securities, changes in accounts payable and accrued liabilities of $1,560,341 and $94,936 in prepaid insurance, offset primarily by $1,256,462 in change in fair value of warrant liability and $5,499 in interest earned on cash held in trust,.

As of September 30, 2021, we had cash and cash equivalents of $0, marketable securities of $19,749, prepaid expenses of $19,334, and $73,514,561 held in our Trust account from our IPO and the purchase of private warrants, consisting primarily of cash and money market funds with short-term maturities. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the trust account.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

 Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies as of September 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 16, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

(d)	Exhibits:

Exhibit	Description
2.1	Agreement and Plan of Merger dated as of August 29, 2021, by and among Petra Acquisition Inc., Petra Acquisition Merger Inc. and Revelation Biosciences, Inc.
3.1	Certificate of Incorporation(2)
3.2	Second Amended and Restated Certificate of Incorporation(1)
3.1	Amendment to the Second Amended and Restated Certificate of Incorporation of Petra Acquisition Inc., dated October 8, 2021
3.2	Certificate of Correction to the Amendment to the Second Amended and Restated Certificate of Incorporation of Petra Acquisition, Inc.
3.3	Amended and Restated Bylaws
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company(1)
4.5	Description of Registrant’s Securities.(3)
10.1	Investment Management Trust Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Escrow Agreement, dated October 7, 2020, by and among the Company, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholders.(1)
10.3	Registration Rights Agreement, dated October 7, 2020, between the Company and Investors.(1)
10.4	Subscription Agreement, dated October 7, 2020, between the Company and Petra Investment Holdings LLC(1)
10.5	Business Combination Marketing Agreement, dated October 7, 2020, by and among the Company, LifeSci Capital LLC, Ladenburg Thalmann & Co. Inc., Northland Securities, Inc., and Ingalls & Snyder LLC(1)
10.6	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.(3)
10.7	Engagement Letter Agreement dated November 3, 2020 by and between the Registrant and LifeSci Capital LLC.
10.8	Amendment, dated September 17, 2021, to the Engagement Letter Agreement dated November 3, 2020 by and between the Registrant and LifeSci Capital LLC
10.9	Engagement Letter Agreement dated November 3, 2020 by and between the Registrant and LifeSci Capital LLC.
10.10	Promissory Note dated September 17, 2021 from the Registrant to Pine Valley Investments LLC
10.11	Note Cancellation Agreement by and between the Registrant and Pine Valley Investments, LLC
10.12	Promissory Note, dated as of October 13, 2021 from the Registrant to T3 Investments, LLC
10.13	Promissory Note, dated as of October 13, 2021 from the Registrant to Miro Kesic
10.14	Promissory Note, dated as of October 13, 2021 from the Registrant to Jared Solomon
14	Code of Ethics.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 13, 2020.

(2)	Previously filed as an exhibit to our Form S-1, filed on September 21, 2020

(3)	Previously filed as an exhibit to our Form 10-K, filed on March 31, 2021

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETRA ACQUISITION, INC.

Date: October 29, 2021	By:	/s/ Andreas Typaldos
Andreas Typaldos, Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2021	By:	/s/ Sean Fitzpatrick
Sean Fitzpatrick, Chief Financial Officer (Principal Financial and Accounting Officer)