Form 10-Q
period 2022-03-31
REVELATION BIOSCIENCES, INC.
filed 2022-05-16
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39603

REVELATION BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3898466
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4660 La Jolla Village Drive, Suite 100, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 800-3717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one redeemable warrant	REVBU	The Nasdaq Stock Market LLC
Common stock, par value $0.001 per share	REVB	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for a share of common stock at an exercise price of $11.50 per share	REVBW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 13, 2022, the registrant had 15,082,771 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,186,261	$1,274,729
Prepaid expenses and other current assets	684,780	637,342
Total current assets	7,871,041	1,912,071
Property and equipment, net	108,919	115,181
Right-of-use lease asset	—	14,960
Total assets	$7,979,960	$2,042,212
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,460,845	$596,261
Accrued expenses	3,706,366	1,528,669
Lease liability	—	16,752
Deferred underwriting commissions	2,911,260	—
Total current liabilities	8,078,471	2,141,682
Total liabilities	8,078,471	2,141,682
Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock, $0.001 par value; zero and 628,930 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021, respectively; liquidation preference of $0 and $3,999,995 at March 31, 2022 and December 31, 2021, respectively	—	3,903,730
Series A-1 Preferred Stock, $0.001 par value; zero and 1,100,000 shares authorized and zero and 684,450 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively; liquidation preference of $0 and $4,353,102 at March 31, 2022 and December 31, 2021, respectively	—	3,578,197
Common Stock, $0.001 par value; 100,000,000 and 29,977,303 shares authorized and 15,082,771 and 12,944,213 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	15,083	2,309
Additional paid-in-capital	21,020,246	6,933,593
Accumulated deficit	(21,133,840)	(14,517,299)
Total stockholders’ equity (deficit)	(98,511)	(99,470)
Total liabilities and stockholders’ equity (deficit)	$7,979,960	$2,042,212

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$3,680,280	$1,557,039
General and administrative	2,906,020	1,050,672
Total operating expenses	6,586,300	2,607,711
Loss from operations	(6,586,300)	(2,607,711)
Other income (expense):
Other income (expense)	(30,241)	(4,642)
Total other income (expense), net	(30,241)	(4,642)
Net loss	$(6,616,541)	$(2,612,353)

Net loss per share, basic and diluted	$(0.47)	$(0.42)
Weighted-average shares used to compute net loss per share, basic and diluted	14,201,955	6,290,262

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock			Series A-1 Preferred Stock			Common Stock				Additional Paid-in		Accumulated		Total Stockholders’ Equity
	Shares		Amount	Shares		Amount	Shares		Amount		Capital		Deficit		(Deficit)
Balance as of December 31, 2020	628,930		$403,733	—		$—	2,293,154		$2,293		$5,536,060		$(2,530,462)		$3,411,624
Issuance of common stock	—		—	—		—	15,723		16		99,982		—		99,998
Issuance of Series A-1 Preferred Stock, net of issuance costs	—		—	684,450		3,904,872	—		—		—		—		3,904,872
Issuance of Warrants in connection with the issuance of the Series A-1 Preferred Stock	—		—	—		(326,675)	—		—		326,675		—		—
Payment for Series A Preferred Stock subscribed	—		3,499,997	—		—	—		—		—		—		3,499,997
Payment for common stock subscribed	—		—	—		—	—		—		499,998		—		499,998
Stock-based compensation expense	—		—	—		—	—		—		102,325		—		102,325
Net loss	—		—	—		—	—		—		—		(2,612,353)		(2,612,353)
Balance as of March 31, 2021	628,930		$3,903,730	684,450		$3,578,197	2,308,877		$2,309		$6,565,040		$(5,142,815)		$8,906,461

Balance as of December 31, 2021	628,930		$3,903,730	684,450		$3,578,197	2,308,877		$2,309		$6,933,593		$(14,517,299)		$(99,470)
Conversion of Series A Preferred Stock to common stock	(628,930)		(3,903,730)	—	—	—	—	—	—	—	—	—	—	—	(3,903,730)
Conversion of Series A-1 Preferred Stock to common stock	—	—	—	(684,450)		(3,578,197)	—	—	—	—	—	—	—	—	(3,578,197)
Issuance of common stock in connection with the Business Combination, net of issuance costs	—		—	—		—	10,635,336		10,635		14,335,619		—		14,346,254
Equity Issuance for fees in connection with the Business Combination	—		—	—		—	300,000		300		—		—		300
Proceeds from the PIPE Investment, net issuance costs	—		—	—		—	1,293,126		1,293		7,260,926		—		7,262,219
Issuance of Common Warrants in connection with the PIPE Investment - $3,634,262	—		—	—		—	—		—		—		—		—
Issuance of Placement Agent Warrants in connection with PIPE Investment - $508,797	—		—	—		—	—		—		—		—		—
Rollover Warrant exercise	—		—	—		—	1,891		2		5,072		—		5,074
Repurchase for the Forward Share Purchase Agreement exercise	—		—	—		—	(750,000)		(750)		(7,651,575)		—		(7,652,325)
Pre-Funded Warrants exercise	—		—	—		—	1,293,541		1,294		(1,281)		—		13
Stock-based compensation expense	—		—	—		—	—		—		137,892		—		137,892
Net loss	—		—	—		—	—		—		—		(6,616,541)		(6,616,541)
Balance as of March 31, 2022	—		$—	—		$—	15,082,771		$15,083		$21,020,246		$(21,133,840)		$(98,511)

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,616,541)	$(2,612,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	137,892	102,325
Depreciation expense	6,262	642
Non-cash lease expense	14,960	9,330
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(42,604)	1,144
Accounts payable	258,515	218,754
Accrued expenses	1,391,282	(93,667)
Operating lease liability	(16,752)	(8,227)
Accrued interest on Promissory Notes Payable & Convertible Note	36,920	—
Net cash used in operating activities	(4,830,066)	(2,382,052)
Cash flows from investing activities:
Purchase of property and equipment	—	(99,101)
Net cash used in investing activities	—	(99,101)
Cash flows from financing activities:
Proceeds from the Convertible Note	2,500,000	—
Repayment of the Convertible Note	(2,500,000)	—
Proceeds from the Business Combination, net of issuance costs	11,923,499	—
Proceeds from the PIPE Investment, net of issuance costs	7,262,219	—
Rollover Warrant exercise	5,074	—
Repurchase for the Forward Share Purchase Agreement exercise	(7,652,325)	—
Repayments of Promissory Notes Payable, including interest expense	(796,882)	—
Pre-Funded Warrants exercise	13	—
Proceeds from issuance of common stock, net of issuance costs	—	599,996
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	—	3,499,997
Proceeds from issuance of Series A-1 Preferred Stock, net of issuance costs	—	3,904,872
Net cash provided by financing activities	10,741,598	8,004,865
Net increase in cash and cash equivalents	5,911,532	5,523,712
Cash and cash equivalents at beginning of period	1,274,729	4,492,400
Cash and cash equivalents at end of period	$7,186,261	$10,016,122

Supplemental disclosure of non-cash investing and financing activities:
Current liabilities assumed in the Business Combination	$2,149,432	$—
Deferred underwriting commissions assumed in the Business Combination	$2,911,260	$—
Conversion of Series A Preferred Stock to common stock	$3,903,730	$—
Conversion of Series A-1 Preferred Stock to common stock	$3,578,197	$—
Equity Issuance for fees in connection with the Business Combination	$300	$—
Issuance of Common Warrants in connection with the PIPE Investment	$3,634,262	$—
Issuance of Placement Agent Warrants in connection with the PIPE Investment	$508,797	$—
Premium Financing Agreement	$513,333	$—
Acquisition of right-of-use asset through operating lease obligation	$—	$67,344
Issuance of warrants in connection with Series A-1 Preferred Stock	$—	$326,675
Deferred offering costs included in accounts payable and accrued expenses	$—	$155,452

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Revelation Biosciences, Inc. (collectively with its wholly-owned subsidiaries, the “Company” or “Revelation”), formerly known as Petra Acquisition, Inc. (“Petra”), was incorporated in Delaware on November 20, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. On January 10, 2022 (the “Closing Date”) the Company consummated its business combination, with Revelation Biosciences Sub, Inc. (“Old Revelation” or “Revelation Sub”), the Company's wholly owned subsidiary (the “Business Combination”). Since the Business Combination, the Company is a clinical-stage biopharmaceutical company and has been focused on the development and commercialization of immunologic therapeutics and diagnostics.

The Business Combination was accounted for as a reverse recapitalization with Revelation Sub as the accounting acquirer and Petra as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Revelation Sub as if Revelation Sub is the predecessor to the Company. The common stock and net loss per share, prior to the Merger, have been retroactively restated as common stock and net loss per share reflecting the exchange ratio established in the Business Combination (2.725 shares of common stock for 1 share of Revelation Sub common stock (the “Common Stock Exchange Ratio”)).

Petra’s Common Stock, Public Warrants and Units were historically listed on the Nasdaq Capital Market under the symbols “PAIC,” “PAICW” and “PAICU,” respectively. On January 10, 2022, the Company’s units, common stock and warrants were listed on the Nasdaq Capital Market under the symbols “REVBU”, “REVB” and “REVBW”, respectively, (see Note 3).

The Company has incurred recurring losses since its inception, including a net loss of $6.6 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $21.1 million, a stockholders’ deficit of $98,511 and available cash and cash equivalents of $7.2 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for REVTx-99a, REVTx-99b, REVDx-501 or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that the Company’s unaudited financial statements for March 31, 2022 were issued, which raises substantial doubt about its ability to continue as a going concern.

To continue as a going concern, the Company will need, among other things, to raise additional capital resources. The Company plans to seek additional funding through public or private equity or debt financings. The Company may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, it could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect the Company’s business operations.

The unaudited condensed consolidated financial statements for March 31, 2022, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

The accompanying financial statements are prepared in accordance U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions and balances have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, stockholders’ deficit or cash flows.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2021 and for the year ended December 31, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of

March 31, 2022, and its results of operations, cash flows and stockholders’ equity (deficit) for the three months ended March 31, 2022. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2022 are unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included on Form 8-K/A, as filed with the SEC on April 22, 2022. The accompanying condensed consolidated balance sheet as of March 31, 2022 has been derived from the audited balance sheet at December 31, 2021 contained in the above referenced Form 8-K/A.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of expenses. These estimates and assumptions are based on the Company’s best estimates and judgment. The Company regularly evaluates its estimates and assumptions using historical and industry experience and other factors; however, actual results could differ materially from these estimates and could have an adverse effect on the Company’s condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company maintains its cash in checking and savings accounts. Income generated from cash held in savings accounts is recorded as interest income. The carrying value of the Company’s savings accounts is included in cash and approximates the fair value.

Fair Value Measurements

The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, subscription receivables, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

Level 1 — Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable inputs for similar assets or liabilities. These include quoted prices for identical or similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active;

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of federally insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions that it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years. Maintenance and repairs are charged to operating expense as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in other income (expense).

Leases

The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, the Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when the Company is reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. For an operating lease, if the interest rate used to determine the present value of future lease payments is not readily determinable, the Company estimates the incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of the Company’s lead product candidates, REVTx-99a/b and lead diagnostic product, REVDx-501. Research and development costs are charged to expense as incurred. The Company records accrued expenses for estimated preclinical, clinical study and research expenses related to the services performed but not yet invoiced pursuant to contracts with research institutions, contract research organizations, and clinical manufacturing organizations that conduct and manage preclinical studies, clinical studies, research services, and development services on the Company’s behalf. Payments for these services are based on the terms of individual agreements and payment timing may differ significantly from the period in which the services were performed. Estimates are based on factors such as the work completed, including the level of patient enrollment. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and makes judgments and estimates in determining the accrued balance in each reporting period. The Company’s estimates of accrued expenses are based on the facts and circumstances known at the time. If the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. As actual costs become known, the Company adjusts accrued expenses. To date, the Company has not experienced significant changes in estimates of clinical study and development services accruals.

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are recorded in general and administrative expense in the statements of operations.

Stock-based Compensation

The Company recognizes compensation expense related to stock options, third-party warrants, and Restricted Stock Unit (“RSU”) awards granted, based on the estimated fair value of the stock-based awards on the date of grant. The fair value of employee stock options and third-party warrants are generally determined using the Black-Scholes option-pricing model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. The grant date fair value of the stock-based awards, which have graded vesting, is recognized using the straight-line method over the requisite service period of each stock-based award, which is generally the vesting period of the respective stock-based awards. The Company recognizes forfeitures as they occur.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or loss in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Interest and penalties related to unrecognized tax benefits are included within the provision of income tax. To date, there have been no unrecognized tax benefits balances.

Basic and Diluted Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potential shares of common stock. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding plus potential shares of common stock.

Convertible preferred stock on an as converted basis, unvested and unissued RSU awards, warrants and stock options outstanding are considered potential shares of common stock and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential shares of common stock are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of March 31, 2022 and 2021, there were 14,441,532 and 4,207,776 potential shares of common stock, respectively, (see Note 9), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the periods presented.

Segment Reporting

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance.

The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations for the purposes of allocating resources and evaluating financial performance.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 issued guidance on the accounting for income taxes that, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within the fiscal years beginning after December 15, 2022. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3. Business Combination

As disclosed in Note 1, the Company consummated the Business Combination, pursuant to the terms of the agreement and plan of merger, dated as of August 29, 2021 (the “Business Combination Agreement”), by and among Petra, Petra Acquisition Merger, Inc., a Delaware corporation and wholly-owned subsidiary of Petra (“Merger Sub”), and Old Revelation. Pursuant to the Business Combination Agreement, on the Closing Date, (i) Merger Sub merged with and into Old Revelation (the “Merger”), with Old Revelation as the surviving company in the Merger, and, after giving effect to such Merger, Old Revelation was renamed Revelation Biosciences Sub, Inc. and became a wholly-owned subsidiary of the Company and (ii) the Company changed its name to “Revelation Biosciences, Inc.”

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of common stock and preferred stock of Old Revelation outstanding as of immediately prior to the Effective Time was exchanged for shares of common stock, par value $0.001 per share, of Revelation based on the agreed upon Common Stock Exchange Ratio; (ii) each Old Revelation RSU award outstanding as of immediately prior to the Effective Time was assumed by Revelation and was converted into that number of whole rollover RSU awards based on the Common Stock Exchange Ratio (“Rollover RSU”); and (iii) each Old Revelation warrant outstanding as of immediately prior to the Effective Time was assumed by Revelation and was converted into that number of whole rollover warrants based on the Common Stock Exchange Ratio, at an exercise price per share of common stock equal to (x) the exercise price per share of Old Revelation common stock of such Old Revelation warrant divided by (y) the Common Stock Exchange Ratio (“Rollover Warrant”).

At the Closing Date, up to 10,500,000 shares of common stock were to be issued constituting the merger consideration, (i) an aggregate of 9,871,343 shares of common stock, including conversion of all outstanding shares of the Series A Preferred Stock and Series A-1 Preferred Stock of Old Revelation, were issued in exchange for the Old Revelation stock outstanding as of immediately prior to the Effective Time, (ii) 167,867 shares of common stock were reserved for issuance for Rollover Warrants outstanding as of immediately prior to the Effective Time and (iii) 460,706 shares of common stock were reserved for issuance for Rollover RSU awards outstanding as of immediately prior to the Effective Time.

Immediately after giving effect to the Business Combination, there were 12,944,213 shares of common stock outstanding, and 1,294,421 shares of common stock reserved for future issuance under the 2021 Equity Incentive Plan. The pre-merger stockholders of Petra retained an aggregate of 3,072,870 shares of common stock of Petra, representing 23.7% ownership of the post-Merger company. Therefore, upon consummation of the Business Combination, there was a change in control of Petra, with the former owners of Revelation Sub acquiring control of Petra.

Prior to the Closing date, on December 21, 2021, Petra entered into certain backstop agreements (the “Backstop Agreements”) with AXA Prime Impact Master Fund (“AXA”) (through a backstop agreement with Old Revelation), LifeSci Venture Partners (“LifeSci”) and other Petra and Old Revelation institutional, and individual investors, including Dr. Tidmarsh, Chairman of Old Revelation and present Chairman of the Company (such additional institutional and individual investors, together with LifeSci and Old Revelation collectively, the “Backstop Subscribers”). Pursuant to the Backstop Agreements, the Backstop Subscribers agreed to purchase, in the aggregate, up to $4.5 million of shares of Petra’s common stock, par value $0.001 per share, in the event that more than $31.5 million was redeemed from the trust account in connection with the Business Combination. On January 6, 2022, pursuant to the Backstop Agreements, the Backstop Subscribers purchased an aggregate of 432,072 shares of Petra Common Stock that had been surrendered for redemption totaling $4.5 million. Petra also entered into a forward share purchase agreement (the “Forward Share Purchase Agreement”) with Meteora Capital Partners and its affiliates (collectively, “Meteora”) pursuant to which Meteora committed, to purchase additional shares of the Company's common stock in open market transactions or from redeeming stockholders so that Meteora held at least 750,000 shares of common stock as of the closing of the Business Combination. The Forward Share Purchase Agreement provides that Meteora may elect to sell and transfer to the Company, on the one month anniversary of the closing of the Business Combination up to 750,000 shares of common stock held by Meteora at the time of closing of the Business Combination at a price of $10.2031 per share.

Additionally, in connection with the Business Combination, stockholders holding 3,480,692 shares of Petra common stock exercised their right to redeem such shares for cash at a price of approximately $10.20 per share for payments in the aggregate of approximately $35.5 million. On the Closing Date, approximately $7.7 million was escrowed pursuant to the Forward Share Purchase Agreement entered into by and between Petra and Meteora and approximately $4.2 million was released to Revelation. On February 4, 2022, Meteora exercised the Forward Share Purchase Agreement entered into by and between the Company. 750,000 shares were repurchased by the Company and approximately $7.7 million that was escrowed was paid to Meteora.

At the Closing Date of the Business Combination, Petra adopted the third amended and restated certificate of incorporation, which became effective upon filing with the Secretary of State of the State of Delaware on the Closing Date.

Subsequent to the Closing Date on February 10, 2022 and February 22, 2022 the Company paid $105,490 and $691,392, respectively, to the three holders of promissory notes made to Petra in connection with the Business Combination (“Promissory Notes Payable”). The Promissory Notes Payable had a total principal of $750,000, and had accrued interest of $46,882 at the time of repayment.

The Business Combination has been accounted for as a reverse recapitalization, in accordance with U.S. GAAP. Under this method of accounting, although Petra issued shares for outstanding equity interests of Old Revelation in the Business Combination, Petra was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Old Revelation issuing stock for the net assets of Petra, accompanied by a recapitalization. The net assets of Petra have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Revelation.

4. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid clinical costs	$—	$488,614
Prepaid insurance	618,750	—
Other prepaid expenses & current assets	66,030	148,728
Total prepaid expenses & current assets	$684,780	$637,342

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Lab equipment	$131,963	$131,963
Total property and equipment, gross	131,963	131,963
Accumulated depreciation	$(23,044)	$(16,782)
Total property and equipment, net	108,919	115,181

Depreciation expense was $6,262 for the three months ended March 31, 2022 and $16,782 for the year ended December 31, 2021.

Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Accrued payroll and related expenses	$978,343	$756,729
Accrued clinical study expenses	1,255,901	327,244
Accrued professional fees	848,223	294,130
Accrued clinical development costs	110,566	145,566
Accrued other expenses	—	5,000
Premium Finance Agreement	513,333	—
Total accrued expenses	$3,706,366	$1,528,669

5. Commitments and Contingencies

Lease Commitments

In February 2021, Revelation Sub entered into an agreement to lease 2,140 square feet of laboratory space located at 11011 Torreyana Road, Suite 102, San Diego, California (the “Original Lease”). The Original Lease had a term of 13 calendar months, plus any partial month at the beginning of the Original Lease (the “Original Lease Term”). There was no option to extend the Original Lease and the expiration date was March 31, 2022. In accordance with the Original Lease, Revelation Sub is required to maintain a security deposit of $5,564. Revelation Sub will pay $70,313 of rent expense over the life of the Lease. In October 2021, Revelation Sub amended the Original Lease to expire on December 31, 2022, equal to an additional nine calendar months with a base monthly rent equal to the 13th month of the Original Lease (the “First Amendment”). Revelation Sub signed the First Amendment on October 14, 2021. In connection the Business Combination, the First Amendment was assumed by the Company. The Company will pay $51,578 of rent expense over the life of the First Amendment. The Company has applied the short-term lease exception as the First Amendment is less than twelve months. In addition to rent, the Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises. The Lease contains customary default provisions, representations, warranties and covenants. The Lease is classified as an operating lease.

Revelation Sub recorded a lease liability and right-of-use lease assets for the Original Lease based on the present value of Original Lease payments over the expected Original Lease Term, discounted using Revelation Sub’s incremental borrowing rate. As of March 31, 2022, the weighted-average discount rate for the Original Lease was 7.73% and the remaining Original Lease Term expired. Rent expense under the Original Lease was $15,067 for the three months ended March 31, 2022.

Future minimum lease payments under the First Amendment of the operating lease as of March 31, 2022 is $51,578.

Convertible Note Financing

On January 4, 2022, Revelation Sub entered into a convertible note financing in an amount of up to $2.5 million with a fixed 10% annual interest rate from AXA IM Prime Impact Fund (the “Convertible Note”), the proceeds of which may be used by Revelation Sub to purchase shares of Petra common stock from redeeming Petra stockholders who redeem shares of Petra common stock in connection with the Business Combination. On January 6, 2022, Old Revelation purchased 245,019 shares of Petra common stock with the proceeds from the Convertible Note. Repayment of the Convertible Note was made on January 4, 2022 in accordance with the exchange terms of the Convertible Note by which 245,019 shares of Petra’s common stock that had been purchased by Revelation Sub were transferred to AXA.

Total interest incurred under the Convertible Note was $14,383 during the three months ended March 31, 2022.

Premium Finance Agreement

In order to obtain a public company directors and officers insurance policy (“D&O Insurance”), the Company entered into an agreement with a premium financing lender, where by the lender paid the D&O Insurance premium for the company (“Premium Finance Agreement”). If the Company were to not pay the lender monthly installment payments, the lender would cancel the D&O Insurance and the remaining D&O Insurance premium would be returned to the lender. In addition, if the Company were to cancel the D&O Insurance, the remaining D&O Insurance premium would be returned to the lender.

The Premium Finance Agreement is for $825,000 and accrues interest at a fixed rate of 3.57% per annum payable monthly for a total of $9,856 over the term of the Premium Finance Agreement. Monthly payments of $74,428, are to be paid in nine monthly installments, which commenced on February 10, 2022 with a maturity date of October 10, 2022. Upon entering into the Premium Finance Agreement, an upfront payment of $165,000 was due and paid on February 14, 2022.

Total expense incurred under the Finance Agreement for upfront, monthly and interest payments was $208,440 during the three months ended March 31, 2022. Total cash paid under these the Finance Agreement for upfront, monthly and interest payments was $313,857 during the three months ended March 31, 2022. Future possible obligations under the Premium Finance Agreement could be a total of $520,999 in aggregate during the remainder of fiscal year 2022.

Commitments

The Company enters into contracts in the normal course of business with third party service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

Contingencies

From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation other than described below.

Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that the amount of the fees sought exceeded the $8.5 million cap on transaction expenses in the Business Combination Agreement. This action remains pending as of the date of this Report. $1.5 million of the claim relates to deferred underwriting fees from the Petra initial public offering, which are recorded as a current liability in the financial statements under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability can not be determined at this time.

6. PIPE Investment

On January 23, 2022, the Company entered into a securities purchase agreement with an institutional investor (“the Purchaser”) pursuant to which the Purchaser agreed to purchase, and the Company agreed to issue and sell to the Purchaser in a private placement, 1,293,126 shares of common stock at a gross purchase price of $3.00 per share (the “Shares”) (the “PIPE Investment”), 1,293,541 unregistered pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) and 2,586,667 unregistered warrants to purchase common stock (the “Common Warrants”). The closing was consummated on January 25, 2022. The net proceeds to the Company was $7.3 million.

Each Pre-Funded Warrant was funded to the amount of $3.00, with $0.00001 per share of common stock payable upon exercise, was immediately exercisable, could have been exercised at any time until exercised in full and is subject to customary adjustments. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the Company’s outstanding common stock immediately after exercise. On February 22, 2022, the Company received a notice of cash exercise for the total outstanding Pre-Funded Warrants issued in connection with the PIPE Investment for 1,293,541 shares of common stock at purchase price of $12.94.

Each Common Warrant has an exercise price of $3.29 per share of common stock, is exercisable at any time after the sixth month anniversary of the date of issuance, will expire five and one-half years from the date of issuance and is subject to customary adjustments. The Common Warrants may not be exercised if the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) would exceed 4.99% of the Company’s outstanding common stock immediately after exercise. However, the holder may increase (upon 61 days’ prior notice from the holder to the Company) or decrease such percentages, provided that in no event such percentage exceeds 9.99%.

Also on January 23, 2022 and in connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which the Company agreed to use its best efforts to file a registration statement on Form S-1 (the “Registration Statement”) to register for resale the Shares and any shares of the Company’s common stock issuable upon exercise of the Pre-Funded Warrants and Common Stock Warrants by January 31, 2022, but in no event later than February 4, 2022. The company filed the Registration Statement on January 28, 2022 and it became effective on February 7, 2022.

ROTH Capital Partners, LLC (the “Placement Agent”) was engaged by the Company to act as its exclusive placement agent for the private placement. The Company agreed to pay the Placement Agent a cash fee equal to 6.0% of the gross proceeds received by the Company in the private placement, totaling approximately $465,600. In addition, the Company agreed to issue to the Placement Agent warrants to purchase up to 362,134 shares of common stock (representing 7.0% of the aggregate number of shares of common stock sold in the private placement (including shares of common stock issuable upon the exercise of any of the Pre-Funded Warrants and Common Warrants) (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Common Warrants.

Using the Black-Scholes option pricing model, the Common Warrants were valued in the aggregate at $3.6 million and the Placement Agent Warrants were valued in the aggregate at $0.5 million. Both were included in the issuance costs of the private placement (see Note 11).

7. Preferred Stock

Prior to the Merger, in August 2020, Revelation Sub authorized the sale and issuance of up to 2,000,000 shares of preferred stock, par value $0.001 per share. At the Closing Date of the Business Combination, all outstanding shares of the Series A Preferred Stock and Series A-1 Preferred Stock were converted into 1,713,965 and 1,865,238, respectively, of shares of common stock at an exchange ratio of 2.725 (see Note 3).

The third amended and restated certificate of incorporation of the Company authorizes up to 5,000,000 shares of preferred stock, $0.001 par value per share, which may be issued as designated by the Board of Directors without stockholder approval. As of March 31, 2022 and as of the date of this Report, there was no preferred stock designated nor any such shares issued and outstanding.

Series A Preferred Stock

Prior to the Merger, in December 2020, Revelation Sub sold and issued 628,930 shares of Series A Preferred Stock at $6.36 per share for net proceeds of $3.9 million. All shares of the Series A Preferred Stock were exchanged on the Closing Date for common stock in connection with the Business Combination.

Series A-1 Preferred Stock

Prior to the Merger, in January 2021, Revelation Sub sold and issued 684,450 shares of Series A-1 Preferred Stock at $6.36 per share for net proceeds of $3.9 million. All shares of the Series A-1 Preferred Stock were exchanged on the Closing Date for common stock in connection with the Business Combination.

8. Units

In connection with the Company's IPO, in October of 2020, the Company issued unit's that consists of one share of common stock and one warrant with an exercise price of $11.50 (the “Public Warrants”).

As of March 31, 2022 there were 21,136 units outstanding, which trade on the Nasdaq Capital Market under the ticker symbol REVBU. The Company includes each share of common stock and Public Warrant from the unit’s in its calculation of common stock and Public Warrants outstanding, respectively.

9. Common Stock

Prior to the Business Combination, in December 2020, Revelation Sub authorized the sale and issuance of up to 29,977,303 shares of common stock, par value $0.001 per share. During 2020 Revelation Sub entered into multiple common stock purchase agreements that resulted in the issuance of 6,292,140 shares and raised net proceeds of $6.1 million. Issuance costs were $37,000 related to the sale and issuance of common stock.

Business Combination Transaction

At the Closing Date, the Company authorized the sale and issuance of up to 100,000,000 shares of common stock, $0.001 par value per share. Additionally, an aggregate of 9,871,343 shares of common stock, were issued in exchange for the Revelation Sub stock, outstanding as of immediately prior to the Effective Time.

Immediately after giving effect to the Business Combination, there were 12,944,213 shares of common stock outstanding.

On the Closing Date, the Company received net proceeds from the Business Combination of $11.9 million, of which $7.7 million was escrowed pursuant to a Forward Share Purchase Agreement entered into by Petra and $4.2 million was released to Revelation.

Subsequent to Business Combination

On January 23, 2022, the Company issued 1,293,126 shares of common stock in connection with the PIPE Investment. The Company received net proceeds of $7.3 million.

On January 31, 2022, the Company issued 300,000 shares of common stock as collateral to Loeb & Loeb, LLP as part of a payment deferral of legal fees in connection with the Business Combination.

On February 4, 2022, the Company cancelled 750,000 shares in connection with the exercise of the Forward Share Purchase Agreement and approximately $7.7 million that was in escrow was paid to Meteora.

On February 22, 2022, the Company issued 1,293,541 shares of common stock in connection with the notice of cash exercise for the Pre-Funded Warrants issued in connection with the PIPE Investment with a total purchase price of $12.94.

On February 2, 2022, the Company issued 1,891 shares of common stock in connection with a notice of cash exercise for the Company’s Rollover Warrants with a total purchase price of $5,073.

As of March 31, 2022 and 2021, 15,082,771 and 12,944,213 shares of common stock were issued and outstanding, respectively. As of March 31, 2022, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	March 31, 2022	March 31, 2021
Series A Preferred Stock	—	1,713,965
Series A-1 Preferred Stock	—	1,865,238
Public Warrants	7,278,151	—
Private Warrants	3,233,446	—
Common Warrants	2,586,667	—
Placement Agent Warrants	362,134	—
Rollover Warrants	165,976	167,867
Unvested and unissued Rollover RSU awards	460,706	460,706
Stock options outstanding	354,452	—
Dilutive shares reserved for issuance	14,441,532	4,207,776
Shares available for future stock grants under the 2021 Equity Incentive Plan	939,969	—
Total common stock reserved for issuance	15,381,501	4,207,776

10. Stock-Based Compensation

2020 Equity Incentive Plan and 2021 Equity Incentive Plan

Prior to the Merger, Revelation Sub adopted the Revelation Biosciences, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) on October 1, 2020 for the issuance of stock stock-based awards. There was a total of 885,693 shares available for stock-based awards under the 2020 Plan of which 460,706 shares had been used for RSU grants. On the Closing Date of the Business Combination, the outstanding RSU grants from the 2020 Plan where exchanged for Rollover RSU's and the 2020 Plan was cancelled and there are no additional shares available for grant under the 2020 Plan.

In January 2022, in connection with the Business Combination, the Board of Directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 1,294,421 authorized shares of common stock the Company could issue. As of March 31, 2022, there were 939,969 shares available for future grant under the 2021 Plan.

Under the 2021 Plan, stock options and stock appreciation rights are granted at exercise prices determined by the Board of Directors which cannot be less than 100% of the estimated fair market value of the common stock on the grant date. Incentive stock options granted to any stockholders holding 10% or more of the Company's equity cannot be granted with an exercise price of less than 110% of the estimated fair market value of the common stock on the grant date and such options are not exercisable after five years from the grant date.

The 2021 Plan is administered by the Board of Directors. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest over one to four years.

Restricted Stock Units

At the Closing Date of the Business Combination, all Revelation RSU holders received a Rollover RSU in exchange for each RSU of Revelation Sub at an exchange ratio of 2.725 that vest in accordance with the original terms of the award. The Company determined this to be a Type I modification but did not record any incremental stock-based compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification.

Prior to the Merger, Revelation Sub granted the RSU awards with time-based and milestone-based vesting conditions. Under time-based vesting conditions, the RSU awards vest quarterly over one year for grants to the Board of Directors and quarterly over four years or 25% on the one year anniversary and the remainder vesting monthly thereafter for grants to officers, employees and consultants. Under the milestone-based vesting conditions, the RSU awards will automatically vest when the Company’s shares of common stock are publicly traded on any over-the-counter market or national stock exchange. On January 10, 2022, the milestone-based vesting condition was achieved with the consummation of the Business Combination.

As of March 31, 2022, the Company granted 460,706 Rollover RSU awards for shares of common stock, each Rollover RSU award converts to one share of common stock, with a total grant date fair value of $1,075,244.

The Company recorded stock-based compensation expense for Rollover RSU awards of $73,871 and $102,325 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $501,229 of unrecognized stock-based compensation expense related to unvested Rollover RSU awards. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.9 years as of March 31, 2022.

Stock Options

The Company has granted stock options with time-based vesting conditions. Under time-based vesting conditions, the stock options vest 25% on the one year anniversary and the remainder vesting quarterly thereafter for grants to employees. As of March 31, 2021, there were no vested shares of stock option grants.

During the three months ended March 31, 2022, the Company granted 354,452 stock options for shares of common stock, each stock option converts to one share of common stock, with a total grant date fair value of $741,766.

The Company recorded stock-based compensation expense for stock options of $64,021 during the three months ended March 31, 2022. As of March 31, 2022, there was $677,745 of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.7 years as of March 31, 2022.

The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	70.5%
Expected term (years)	6.11
Risk-free interest rate	1.92
Expected dividend yield	0.0

Expected volatility is based on the historical volatility of shares of the Company’s common stock. In determining the expected term of stock options, the Company uses the “simplified” method. Under this method, the expected term is presumed to be the midpoint between the average vesting date and the end of the contractual term. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the stock options in effect at the time of the grants. The dividend yield assumption is based on the expectation of no future dividend payments by the Company. In addition to assumptions used in the Black-Scholes model, the Company reduces stock-based compensation expense based on actual forfeitures in the period that each forfeiture occurs.

The weighted-average remaining contractual term of stock options is 10 years. There were no equity awards exercised or vested as of the three months ended March 31, 2022.

Stock-Based Compensation Expense

For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense for the period indicated as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
General and administrative	$80,084	94,040
Research and development	57,808	8,285
Total stock-based compensation expense	$137,892	102,325

11. Warrants

Public Warrants

In connection with the Company's IPO, the Company issued 7,278,151 Public Warrants to purchase a share of common stock at an exercise price of $11.50 per share and expire on January 10, 2027. The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol REVBW.

No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Public Warrants on a cashless basis pursuant to the exemption provided by Section 3(a) (9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis.

The Company may redeem the Public Warrants at a price of $0.01 per Public Warrant upon not less than 30 days’ prior written notice of redemption if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the Public Warrant holders; and if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Private Warrants

In connection with the Company's IPO, the Company issued 3,233,446 Private Warrants to purchase a share of common stock at an exercise price of $11.50 per share and expire on January 10, 2027. Additionally, the Private Warrants are exercisable on a cashless basis at the holder’s option, and non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Historically, there were certain features in the Private Warrants that created a warrant liability. At the Closing of the Business Combination, the features that created the warrant liability were removed.

Rollover Warrants

Prior to the Merger, in connection with the issuance of the Series A-1 Preferred Stock through a private placement, Revelation Sub issued warrants to the placement agent to purchase an aggregate of 167,867 shares of common stock at an exercise price of $2.68 per share, valued on the issuance date of the Series A-1 Preferred Stock in the aggregate at $326,675 and included in the issuance costs of the Series A-1 Preferred Stock. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on January 31, 2027.

At the Closing Date of the Business Combination, all warrant holders received a Rollover Warrant with an exchange ratio of 2.725, which had already vested upon original issuance.

On February 2, 2022, the Company received a notice of cash exercise for the Company’s Rollover Warrants for 1,891 shares of common stock at a purchase price of $5,073. As of March 31, 2022, there were 165,976 Rollover Warrants remaining to be exercised or exchanged.

The fair value of the Rollover Warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	115%
Expected term (years)	6
Risk-free interest rate	0.85
Expected dividend yield	—

Common Warrants

In connection with the PIPE Investment, the Company issued warrants to the Purchaser to purchase an aggregate of 2,586,667 shares of common stock at an exercise price of $3.29 per share, valued on the PIPE Investment purchase date in the aggregate at $3,634,262 and included in the issuance costs of the PIPE Investment. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on January 25, 2027.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54
Expected dividend yield	—

Pre-Funded Warrants

In connection with the PIPE Investment, the Company issued warrants to the Purchaser to purchase an aggregate of 1,293,541 shares of common stock at an exercise price of $0.00001 per share.

On February 22, 2022, the Company received a notice of cash exercise for the Pre-Funded Warrants issued in connection with the PIPE Investment for 1,293,541 shares of common stock at purchase price of $12.94.

Placement Agent Warrants

In connection with the PIPE Investment, the Company issued warrants to the Placement Agent to purchase an aggregate of 362,134 shares of common stock at an exercise price of $3.29 per share, valued on the PIPE Investment purchase date in the aggregate at $508,797 and included in the issuance costs of the PIPE Investment. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on January 25, 2027.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54
Expected dividend yield	—

12. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company did not recognize a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets. As of March 31, 2022 and December 31, 2021, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. As of March 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

13. Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated and determined there are no events and transactions for potential recognition or disclosure through May 13, 2022, the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes included elsewhere in the Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in the Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 , particularly under the “Risk Factors” and “Disclosure Regarding Forward-Looking Statements” sections.

Throughout this section, unless otherwise noted, “we,” “our,” “us,” “Revelation” and the “Company” refer to Revelation Biosciences, Inc. and its subsidiary.

Overview

Revelation is a clinical-stage biopharmaceutical company founded in May 2020. We are focused on the development or commercialization of immune system therapeutics and diagnostics. Our current product candidates are being developed for the prevention, treatment and detection of allergies and viral infections. REVTx-99a, is being developed as a broad anti-viral nasal drop for the potential prevention or treatment of respiratory viral infections. REVTx-99b is being developed for the prevention or treatment of nasal congestion due to allergies or chronic rhinosinusitis. Our lead diagnostic, REVDx-501 (REVIDTM Rapid Test Kit), is being developed as a rapid point of care diagnostic product that can potentially be used to detect various respiratory viral infections.

Since our inception in May 2020, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of REVTx-99a/b and REVDx-501, our product candidates.

We have funded our operations since our inception in May 2020 to March 31, 2022 through the issuance and sale of our capital stock, from which we have raised net proceeds of $25.5 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one year after the date that our unaudited financial statements for March 31, 2022 were issued, which raises substantial doubt about our ability to continue as a going concern.

We plan to seek additional funding through public or private equity or debt financings. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business operations.

We have incurred recurring losses since our inception, including a net loss of $6.6 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 we had an accumulated deficit of $21.1 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

•
continue the research and development of our product candidates;
•
initiate clinical studies for, or preclinical development of, our product candidates;
•
further develop and refine the manufacturing processes of our product candidates;
•
change or add manufacturers or suppliers of product candidate materials;
•
seek regulatory and marketing authorizations for any of our product candidates that successfully complete development;
•
acquire or license other product candidates, technologies or biological materials;
•
make milestone, royalty or other payments under future license agreements;
•
obtain, maintain, protect and enforce our intellectual property portfolio;
•
seek to attract and retain new and existing skilled personnel;
•
create additional infrastructure to support our operations as a public company and incur increased legal, accounting, investor relations and other expenses; and
•
experience delays or encounter issues with any of the above.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical studies and our expenditures on other research and development activities.

We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for REVTx-99a/b, REVDx-501 or other product candidates, which we expect will not be for at least several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of REVTx-99a/b, REVDx-501 or other product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Recent Developments

Business Combination

On January 10, 2022, we consummated the previously announced Business Combination, pursuant to the terms of the agreement and plan of merger, dated as of August 29, 2021 with Petra and Merger Sub. Pursuant to the Business Combination Agreement, on the Closing Date, (i) Merger Sub merged with and into Revelation Sub, with Revelation Sub as the surviving company in the Business Combination, and became a wholly-owned subsidiary of Petra and (ii) Petra changed its name to “Revelation Biosciences, Inc.”

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our lead product candidates, REVTx-99a/b and our lead diagnostic product REVDx-501. Our research and development expenses consist primarily of external costs related to clinical development, costs related to contract research organizations, costs related to consultants, costs related to acquiring and manufacturing clinical study materials, costs related to contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions, costs related to laboratory supplies and services, and personnel costs. Personnel and related costs consist of salaries, employee benefits and stock-based compensation for personnel involved in research and development efforts.

We expense all research and development expenses in the periods in which they are incurred. We accrue for costs incurred as the services are being provided by monitoring the status of specific activities and the invoices received from our external service providers. We adjust our accrual as actual costs become known.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue the development of REVTx-99a/b and REVDx-501 and continue to invest in research and development activities. The process of conducting the necessary clinical research and product development to obtain regulatory approval is costly and time consuming, and the successful development of REVTx-99a/b, REVDx-501 and any future product candidates is highly uncertain. To the extent that either REVTx-99a/b continue to advance into larger and later stage clinical studies, our expenses will increase substantially and may become more variable.

The actual probability of success for REVTx-99a/b, REVDx-501 or any future product candidate may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in the development of REVDx-501, investment in our clinical programs, manufacturing capability and competition with other products. As a result, we are unable to determine the timing of initiation, duration and completion costs of our research and development efforts or when and to what extent we will generate revenue from the commercialization and sale of REVTx-99a/b, REVDx-501 or any future product candidate.

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including financial advisory, legal, human resource, audit and accounting services and consulting costs. Personnel and related costs consist of salaries, employee benefits and stock-based compensation for personnel involved in executive, finance and other administrative functions. We expect our general and administrative expenses to increase for the foreseeable future as we increase the size of our administrative function to support the growth of our business and support our continued research and development activities. We also anticipate increased expenses as a result of operating as a public company, including increased expenses related to financial advisory services, audit, legal, regulatory, investor relations costs, director and officer insurance premiums associated with maintaining compliance with exchange listing and SEC requirements.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency transaction gains and losses, interest expense for the Promissory Notes Payable and Convertible Note and interest income from our cash balances in savings accounts.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change
Operating expenses:
Research and development	$3,680,280	$1,557,039	$2,123,241
General and administrative	2,906,020	1,050,672	1,855,348
Total operating expenses	6,586,300	2,607,711	3,978,589
Loss from operations	(6,586,300)	(2,607,711)	(3,978,589)
Other income (expense), net	(30,241)	(4,642)	(25,599)
Net loss	$(6,616,541)	$(2,612,353)	$(4,004,188)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change
REVTx-99a clinical study expenses	$2,773,115	$591,200	$2,181,915
REVTx-99b clinical study expenses	170,361	—	170,361
REVTx-99a/b manufacturing expenses	106,754	—	106,754
REVDx-501 diagnostic development	6,889	511,678	(504,789)
Personnel expenses (including stock-based compensation)	576,435	354,490	221,945
Other expenses	46,726	99,671	(52,945)
Total research and development expenses	$3,680,280	$1,557,039	$2,123,241

Research and development expenses increased by $2.1 million, from $1.6 million for the three months ended March 31, 2021 to $3.7 million for the three months ended March 31, 2022. The increase was primarily due to an increase of $2.2 million in clinical study expenses related to REVTx-99a, $0.2 million in clinical study expenses related to REVTx-99b, $0.1 million in REVTx-99a/b manufacturing expenses and $0.2 million in personnel expenses, which included $57,808 of employee stock-based compensation expense. These increases were offset by a decrease of $0.5 million in diagnostic development expenses related to REVDx-501.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change
Personnel expenses (including employee stock-based compensation)	$678,107	$685,070	$(6,963)
Legal and professional fees (including non-employee stock-based compensation)	1,499,366	329,911	1,169,455
Other expenses	728,547	35,691	692,856
Total general and administrative expenses.	$2,906,020	$1,050,672	$1,855,348

General and administrative expenses increased by $1.9 million, from $1.1 million for the three months ended March 31, 2021 to $2.9 million for the three months ended March 31, 2022. The increase was primarily due to an increase $1.2 million in financial advisory fees, legal fees and professional consulting service fees. In addition, other expenses increased by $0.7 million as a result of an increase in D&O Insurance.

Other Income (Expense), Net

Other income (expense), net was $4,645 for the three months ended March 31, 2021 and $30,241 for the three months ended March 31, 2022, related to interest expense for the Promissory Notes Payable and Convertible Note, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to March 31, 2022, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $25.5 million, of which $11.6 million was received during the three months ending March 31, 2022. As of March 31, 2022, we had available cash and cash equivalents of $7.2 million and an accumulated deficit of $21.1 million.

Our use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our lead therapeutic product candidates, REVTx-99a/b and the development of our lead diagnostic product, REVDx-501. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of product development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate, diagnostic product or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect to continue to generate substantial operating losses for the foreseeable future as we expand our research and development activities. We will continue to fund our operations primarily through utilization of our current financial resources and through additional raises of capital.

To the extent that we raise additional capital through partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our then-existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies or preclinical studies, research and development programs or commercialization efforts or grant rights to develop and market our product candidates or diagnostic product even if we would otherwise prefer to develop and market such product candidates or diagnostic product ourselves.

Going Concern

We have incurred recurring losses since our inception, including a net loss of $6.6 million for the three months ended March 31, 2022. As of March 31, 2022 we had an accumulated deficit of $21.1 million, a stockholders’ deficit of $98,511 and available cash and cash equivalents of $7.2 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for REVTx-99a/b, REVDx-501 or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that our unaudited financial statements for March 31, 2022 were issued, which raises substantial doubt about our ability to continue as a going concern.

To continue as a going concern, we will need, among other things, to raise additional capital resources. We plan to seek additional funding through public or private equity or debt financings. We may not be able to obtain financing on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect our business operations.

The unaudited condensed consolidated financial statements for March 31, 2022, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash used in operating activities	$(4,830,066)	$(2,382,052)
Net cash used in investing activities.	—	(99,101)
Net cash provided by financing activities.	10,741,598	8,004,865
Net increase (decrease) in cash and cash equivalents.	$5,911,532	$5,523,712

Net Cash Used in Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $4.8 million, which consisted of a net loss of $6.6 million, offset by non-cash charges of $0.2 million comprised of stock-based compensation expense, non-cash lease expense and depreciation expense plus a net change of $1.6 million in our net operating assets and liabilities.

During the three months ended March 31, 2021, net cash used in operating activities was $2.4 million, which consisted of a net loss of $2.6 million, offset by non-cash charges of $0.1 million comprised of stock-based compensation expense, non-cash lease expense and depreciation expense plus a net change of $0.1 million in our net operating assets and liabilities.

Net Cash Used in Investing Activities

During the three months ended March 31, 2022, there was no cash used in investing activities.

During the three months ended March 31, 2021, net cash used in investing activities consisted of $99,101 for purchases of lab equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $10.7 million, from net proceeds of $4.2 million received in connection with the Business Combination, after exercise of the Forward Share Purchase Agreement of $7.7 million, and net proceeds of $7.3 million received from the PIPE, offset by $0.8 million in repayments of Promissory Notes Payable, including interest expense.

During the three months ended March 31, 2021, net cash provided by financing activities was $8.0 million, from the sale of our common stock, Series A Preferred Stock and Series A-1 Preferred Stock.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2022 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$51,578	$—	$—	$—	$51,578
Premium Finance Agreement (D&O Insurance)	520,999				520,999
Total contractual obligations	$572,577	$—	$—	$—	$572,577

We have entered into an operating lease for laboratory space in San Diego, California. The table above includes future minimum lease payments under the non-cancelable lease arrangement.

We have entered into a Premium Finance Agreement with a lender that directly paid the Company’s D&O Insurance. The table above includes future minimum payments under the cancelable Premium Finance Agreement.

We enter into contracts in the normal course of business with third party service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business.

Interest Rate Risk

Our cash and cash equivalents consist primarily of highly liquid investments in money market funds and cash on hand and have an original maturity date of 90 days or less. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign Currency Risk

Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and Australia. We make payments to vendors for research and development services with payments denominated in foreign currencies including Australian Dollars and British Pounds. We are subject to foreign currency transaction gains or losses on our payments denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material and we have not had a formal hedging program with respect to foreign currency; however, we may consider doing so in the future. A 10% increase or decrease in currency exchange rates would not have a material effect on our financial results.

Critical Accounting Policies and Significant Judgements and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using industry experience and other factors; however, actual results could differ materially from these estimates and could have an adverse effect on our condensed consolidated financial statements. While our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements, we believe that the accounting policies discussed below are most critical to understanding and evaluating our historical and future performance.

Research and Development Expenditures

We record accrued expenses for estimated preclinical and clinical study and research expenses related to the services performed but not yet invoiced pursuant to contracts with research institutions, contract research organizations and clinical manufacturing organizations that conduct and manage preclinical studies, and clinical studies, and research services on our behalf.

Payments for these services are based on the terms of individual agreements and payment timing may differ significantly from the period in which the services were performed. Our estimates are based on factors such as the work completed, including the level of patient enrollment. We monitor patient enrollment levels and related activity to the extent reasonably possible and make judgments and estimates in determining the accrued balance in each reporting period. Our estimates of accrued expenses are based on the facts and circumstances known at the time. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. As actual costs become known, we adjust our accrued expenses. To date, we have not experienced significant changes in our estimates of clinical study accruals.

Stock-based Compensation

We recognize the compensation expense related to stock options, third-party warrants, and RSU awards granted, based on the estimated fair value of the awards on the date of grant. The fair value of employee stock options and third-party warrants are generally determined using the Black-Scholes option-pricing model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. The grant date fair value of the stock-based awards, which have graded vesting, is recognized using the straight-line method over the requisite service period of each stock-based award, which is generally the vesting period of the respective stock-based awards. The Company recognizes forfeitures as they occur.

As of March 31, 2022, there were 460,706 Rollover RSU awards and 354,452 stock options outstanding.

Determination of the Fair Value of Common Stock

Prior to the Business Combination, given the absence of a public trading market for our shares of common stock, our board of directors exercises its judgment and considers a number of objective and subjective factors to determine the best estimate of the fair value of our shares of common stock, including timely valuations of our shares of common stock prepared by an unrelated third-party valuation firm, important developments in our operations, sales of common stock and convertible preferred shares, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of our shares of common stock, among other factors. After the Business Combination, the fair value of each share of common stock is based on the closing price of our shares of common stock as reported on the date of grant.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that the amount of the fees sought exceeded the $8.5 million cap on transaction expenses in the Business Combination Agreement. This action remains pending as of the date of this Report. $1.5 million of the claim relates to deferred underwriting fees from the Petra initial public offering, which are recorded as a current liability in the financial statements under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability can not be determined at this time.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
None.
(b)
None.
(c)
The following table summarizes all of the repurchases of the Company’s equity securities during the three months ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2022 to January 31, 2022	–	–	–	–
February 1, 2022 to February 28, 2022	750,000(1)	$ 10.2031	750,000	–
March 1, 2022 to March 31, 2022	–	–	–	–
Total	750,000	$ 10.2031	750,000	–

1.

Shares repurchased as part of the February 4, 2022 exercise of the Forward Share Purchase Agreement dated December 21, 2021, with a total repurchase amount of $7,652,325. The Forward Share Purchase Agreement expired 30 days after the Closing Date of the Business Combination. The shares of common stock repurchased have been retired.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: May 13, 2022	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: May 13, 2022	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)