Form 10-Q
period 2022-06-30
REVELATION BIOSCIENCES, INC.
filed 2022-08-15
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 23,416,105 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,475,816	$1,274,729
Prepaid expenses and other current assets	575,481	637,342
Total current assets	4,051,297	1,912,071
Property and equipment, net	102,657	115,181
Right-of-use lease asset	—	14,960
Total assets	$4,153,954	$2,042,212
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$916,475	$596,261
Accrued expenses	2,169,228	1,528,669
Lease liability	—	16,752
Deferred underwriting commissions	2,911,260	—
Total current liabilities	5,996,963	2,141,682
Total liabilities	5,996,963	2,141,682
Commitments and Contingencies (Note 5)
Stockholders’ deficit:
Series A Preferred Stock, $0.001 par value; zero and 628,930 shares authorized, issued and outstanding at June 30, 2022 and December 31, 2021, respectively; liquidation preference of $0 and $3,999,995 at June 30, 2022 and December 31, 2021, respectively	—	3,903,730
Series A-1 Preferred Stock, $0.001 par value; zero and 1,100,000 shares authorized and zero and 684,450 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively; liquidation preference of $0 and $4,353,102 at June 30, 2022 and December 31, 2021, respectively	—	3,578,197
Common Stock, $0.001 par value; 100,000,000 and 11,000,000 shares authorized and 15,082,771 and 2,308,877 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	15,083	2,309
Additional paid-in-capital	21,110,434	6,933,593
Accumulated deficit	(22,968,526)	(14,517,299)
Total stockholders’ deficit	(1,843,009)	(99,470)
Total liabilities and stockholders’ deficit	$4,153,954	$2,042,212

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$975,583	$1,159,505	$4,655,863	$2,716,544
General and administrative	884,837	1,282,375	3,790,857	2,333,047
Total operating expenses	1,860,420	2,441,880	8,446,720	5,049,591
Loss from operations	(1,860,420)	(2,441,880)	(8,446,720)	(5,049,591)
Other income (expense):
Other income (expense)	25,734	(27,714)	(4,507)	(32,356)
Total other income (expense), net	25,734	(27,714)	(4,507)	(32,356)
Net loss	$(1,834,686)	$(2,469,594)	$(8,451,227)	$(5,081,947)

Net loss per share, basic and diluted	$(0.12)	$(0.39)	$(0.58)	$(1.61)
Weighted-average shares used to compute net loss per share, basic and diluted	15,082,771	6,291,690	14,644,796	3,163,225

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Series A Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	628,930	$403,733	—	$—	2,293,154	$2,293	$5,536,060	$(2,530,462)	$3,411,624
Issuance of common stock	—	—	—	—	15,723	16	99,982	—	99,998
Issuance of Series A-1 Preferred Stock, net of issuance costs	—	—	684,450	3,904,872	—	—	—	—	3,904,872
Issuance of Warrants in connection with the issuance of the Series A-1 Preferred Stock	—	—	—	(326,675)	—	—	326,675	—	—
Payment for Series A Preferred Stock subscribed	—	3,499,997	—	—	—	—	—	—	3,499,997
Payment for common stock subscribed	—	—	—	—	—	—	499,998	—	499,998
Stock-based compensation expense	—	—	—	—	—	—	102,325	—	102,325
Net loss	—	—	—	—	—	—	—	(2,612,353)	(2,612,353)
Balance as of March 31, 2021	628,930	3,903,730	684,450	3,578,197	2,308,877	2,309	6,565,040	(5,142,815)	8,906,461
Stock-based compensation expense	—	—	—	—	—	—	131,321	—	131,321
Net loss	—	—	—	—	—	—	—	(2,469,594)	(2,469,594)
Balance as of June 30, 2021	628,930	$3,903,730	684,450	$3,578,197	2,308,877	$2,309	$6,696,361	$(7,612,409)	$6,568,188

Balance as of December 31, 2021	628,930	$3,903,730	684,450	$3,578,197	2,308,877	$2,309	$6,933,593	$(14,517,299)	$(99,470)
Conversion of Series A Preferred Stock to common stock	(628,930)	(3,903,730)	—	—	—	—	—	—	(3,903,730)
Conversion of Series A-1 Preferred Stock to common stock	—	—	(684,450)	(3,578,197)	—	—	—	—	(3,578,197)
Issuance of common stock in connection with the Business Combination, net of issuance costs	—	—	—	—	10,635,336	10,635	14,335,619	—	14,346,254
Equity Issuance for fees in connection with the Business Combination	—	—	—	—	300,000	300	—	—	300
Proceeds from the PIPE Investment, net of issuance costs	—	—	—	—	1,293,126	1,293	7,260,926	—	7,262,219
Rollover Warrant exercise	—	—	—	—	1,891	2	5,072	—	5,074
Repurchase for the Forward Share Purchase Agreement exercise	—	—	—	—	(750,000)	(750)	(7,651,575)	—	(7,652,325)
Pre-Funded Warrants exercise	—	—	—	—	1,293,541	1,294	(1,281)	—	13
Stock-based compensation expense	—	—	—	—	—	—	137,892	—	137,892
Net loss	—	—	—	—	—	—	—	(6,616,541)	(6,616,541)
Balance as of March 31, 2022	-	-	-	-	15,082,771	15,083	21,020,246	(21,133,840)	(98,511)
Stock-based compensation expense	—	—	—	—	—	—	90,188	—	90,188
Net loss	—	—	—	—	—	—	—	(1,834,686)	(1,834,686)
Balance as of June 30, 2022	—	$—	—	$—	15,082,771	$15,083	$21,110,434	$(22,968,526)	$(1,843,009)

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,451,227)	$(5,081,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	228,080	233,646
Depreciation expense	12,524	4,449
Non-cash lease expense	14,960	23,391
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	66,695	(1,556,399)
Accounts payable	(285,855)	41,146
Accrued expenses	(145,856)	377,057
Operating lease liability	(16,752)	(18,349)
Accrued interest on Promissory Notes Payable & Convertible Note	36,920	—
Net cash used in operating activities	(8,540,511)	(5,977,006)
Cash flows from investing activities:
Purchase of property and equipment	—	(148,116)
Net cash used in investing activities	—	(148,116)
Cash flows from financing activities:
Proceeds from the Convertible Note	2,500,000	—
Repayment of the Convertible Note	(2,500,000)	—
Proceeds from the Business Combination, net of issuance costs	11,923,499	—
Proceeds from the PIPE Investment, net of issuance costs	7,262,219	—
Proceeds from Rollover Warrant exercise	5,074	—
Repurchase for the Forward Share Purchase Agreement exercise	(7,652,325)	—
Repayments of Promissory Notes Payable, including interest expense	(796,882)	—
Proceeds from Pre-Funded Warrants exercise	13	—
Proceeds from issuance of common stock, net of issuance costs	—	599,996
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	—	3,499,997
Proceeds from issuance of Series A-1 Preferred Stock, net of issuance costs	—	3,904,872
Net cash provided by financing activities	10,741,598	8,004,865
Net increase in cash and cash equivalents	2,201,087	1,879,743
Cash and cash equivalents at beginning of period	1,274,729	4,492,400
Cash and cash equivalents at end of period	$3,475,816	$6,372,143

Supplemental disclosure of non-cash investing and financing activities:
Current liabilities assumed in the Business Combination	$2,149,432	$—
Deferred underwriting commissions assumed in the Business Combination	$2,911,260	$—
Conversion of Series A Preferred Stock to common stock	$3,903,730	$—
Conversion of Series A-1 Preferred Stock to common stock	$3,578,197	$—
Equity Issuance for fees in connection with the Business Combination	$300	$—
Issuance of Common Warrants in connection with the PIPE Investment	$3,634,262	$—
Issuance of Placement Agent Warrants in connection with the PIPE Investment	$508,797	$—
Premium Financing Agreement	$513,333	$—
Acquisition of right-of-use asset through operating lease obligation	$—	$67,344
Issuance of warrants in connection with Series A-1 Preferred Stock	$—	$326,675

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

The Company has incurred recurring losses since its inception, including a net loss of $8.5 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $23.0 million, a stockholders’ deficit of $1.8 million and available cash and cash equivalents of $3.5 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for REVTx-99b, REVDx-501 or other product candidates, which the Company expects will not be for at least several years, if ever. Additionally, taking into consideration the net proceeds of approximately $4.4 million received in connection with the public offering completed in July of 2022, the Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that the Company’s unaudited financial statements for June 30, 2022 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for June 30, 2022, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions and balances have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, stockholders’ deficit or cash flows.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2021 and for the year ended December 31, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2022, results of operations for the three and six months ended June 30, 2022, and cash flows and stockholders’ equity (deficit) for the six months ended June 30, 2022. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2022 are unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included on Form 8-K/A, as filed with the SEC on April 22, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited balance sheet at December 31, 2021 contained in the above referenced Form 8-K/A.

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

Convertible preferred stock on an as converted basis, unvested and unissued RSU awards, warrants and stock options outstanding are considered potential shares of common stock and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential shares of common stock are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of June 30, 2022 and 2021, there were 14,441,532 and 4,207,776 potential shares of common stock, respectively, (see Note 9), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

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

On the Closing Date, in connection with the Business Combination, stockholders holding 3,480,692 shares of Petra common stock exercised their right to redeem such shares for cash at a price of approximately $10.20 per share for payments in the aggregate of approximately $35.5 million. Additionally, approximately $7.7 million was escrowed pursuant to the Forward Share Purchase Agreement entered into by and between Petra and Meteora and approximately $4.2 million was released to Revelation. On February 4, 2022, Meteora exercised the Forward Share Purchase Agreement entered into by and between the Company. 750,000 shares were repurchased by the Company and approximately $7.7 million that was escrowed was paid to Meteora.

At the closing of the Business Combination, Petra adopted the third amended and restated certificate of incorporation, which became effective upon filing with the Secretary of State of the State of Delaware on the Closing Date.

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

4. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid clinical costs	$—	$488,614
Prepaid insurance	412,500	—
Other prepaid expenses & current assets	162,981	148,728
Total prepaid expenses & current assets	$575,481	$637,342

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Lab equipment	$131,963	$131,963
Total property and equipment, gross	131,963	131,963
Accumulated depreciation	(29,306)	(16,782)
Total property and equipment, net	$102,657	$115,181

Depreciation expense was $6,262 and $12,524 for the three and six months ended June 30, 2022, respectively, and $642 and $4,449 for the three and six months ended June 30, 2021, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Accrued payroll and related expenses	$978,343	$756,729
Accrued clinical study expenses	—	327,244
Accrued professional fees	799,023	294,130
Accrued clinical development costs	68,300	145,566
Accrued other expenses	30,229	5,000
Premium Finance Agreement	293,333	—
Total accrued expenses	$2,169,228	$1,528,669

5. Commitments and Contingencies

Lease Commitments

In February 2021, Revelation Sub entered into an agreement to lease 2,140 square feet of laboratory space located at 11011 Torreyana Road, Suite 102, San Diego, California (the “Original Lease”). The Original Lease had a term of 13 calendar months, plus any partial month at the beginning of the Original Lease (the “Original Lease Term”). Revelation Sub recorded a lease liability and right-of-use lease asset for the Original Lease based on the present value of Original Lease payments over the expected Original Lease Term, discounted using Revelation Sub’s incremental borrowing rate of 7.73%. There was no option to extend the Original Lease and the expiration date was March 31, 2022. In accordance with the Original Lease, Revelation Sub is required to maintain a security deposit of $5,564. Revelation Sub paid a total of $70,313 of rent expense over the life of the Original Lease.

In October 2021, Revelation Sub amended the Original Lease to expire on December 31, 2022, equal to an additional nine calendar months with a base monthly rent equal to the 13th month of the Original Lease (the “First Amendment”). Revelation Sub signed the First Amendment on October 14, 2021. In connection with the Business Combination, the First Amendment was assumed by the Company. The Company will pay $51,578 of rent expense over the life of the First Amendment. The Company has applied the short-term lease exception as the First Amendment is less than twelve months. In addition to rent, the Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises. The Lease contains customary default provisions, representations, warranties and covenants. The Lease is classified as an operating lease.

Rent expense was $17,193 and $32,260 for the three and six months ended June 30, 2022, respectively. Rent expense was $15,067 and $25,112 for the three and six months ended June 30, 2021, respectively.

Future minimum lease payments under the First Amendment of the operating lease as of June 30, 2022 is $34,385 in aggregate during the remainder of fiscal year 2022.

Convertible Note Financing

On January 4, 2022, Revelation Sub entered into a convertible note financing in an amount of up to $2.5 million with a fixed 10% annual interest rate from AXA IM Prime Impact Fund (the “Convertible Note”), the proceeds of which where used by Revelation Sub to purchase shares of Petra common stock from redeeming Petra stockholders who redeem shares of Petra common stock in connection with the Business Combination. On January 6, 2022, Old Revelation purchased 245,019 shares of Petra common stock with the proceeds from the Convertible Note. Repayment of the Convertible Note was made on January 4, 2022 in accordance with the exchange terms of the Convertible Note by which 245,019 shares of Petra’s common stock that had been purchased by Revelation Sub were transferred to AXA.

Total interest incurred under the Convertible Note was $0 and $14,383 during the three and six months ended June 30, 2022, respectively.

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

Total expense incurred under the Finance Agreement for upfront, monthly and interest payments was $209,536 and $417,976 during the three and six months ended June 30, 2022, respectively. Total cash paid under the Finance Agreement for upfront, monthly and interest payments was $223,285 and $537,142 during the three and six months ended June 30, 2022, respectively. Future possible obligations under the Premium Finance Agreement could be a total of $297,714 in aggregate during the remainder of fiscal year 2022.

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

7. Preferred Stock

Prior to the Merger, in August 2020, Revelation Sub authorized the sale and issuance of up to 2,000,000 shares of preferred stock, par value $0.001 per share. At the Closing Date of the Business Combination, all outstanding shares of the Series A Preferred Stock and Series A-1 Preferred Stock were converted into 1,713,965 and 1,865,238, respectively, shares of common stock at an exchange ratio of 2.725 (see Note 3).

The third amended and restated certificate of incorporation of the Company authorizes up to 5,000,000 shares of preferred stock, $0.001 par value per share, which may be issued as designated by the Board of Directors without stockholder approval. As of June 30, 2022 and as of the date of this Quarterly Report, there was no preferred stock designated nor any such shares issued and outstanding.

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

As of June 30, 2022 there were 21,136 units outstanding, which trade on the Nasdaq Capital Market under the ticker symbol REVBU. The Company includes each share of common stock and Public Warrant from the unit’s in its calculation of common stock and Public Warrants outstanding, respectively.

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

As of June 30, 2022 and December 31, 2021, 15,082,771 and 2,308,877 shares of common stock were issued and outstanding, respectively. As of June 30, 2022, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	June 30, 2022	June 30, 2021
Series A Preferred Stock	—	1,713,965
Series A-1 Preferred Stock	—	1,865,238
Public Warrants	10,511,597	—
Common Warrants	2,586,667	—
Placement Agent Warrants	362,134	—
Rollover Warrants	165,976	167,867
Unvested and unissued Rollover RSU awards	460,706	460,706
Stock options outstanding	354,452	—
Dilutive shares reserved for issuance	14,441,532	4,207,776
Shares available for future stock grants under the 2021 Equity Incentive Plan	939,969	—
Total common stock reserved for issuance	15,381,501	4,207,776

10. Stock-Based Compensation

2020 Equity Incentive Plan and 2021 Equity Incentive Plan

Prior to the Merger, Revelation Sub adopted the Revelation Biosciences, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) on October 1, 2020 for the issuance of stock-based awards. There was a total of 885,693 shares available for stock-based awards under the 2020 Plan of which 460,706 shares had been granted for RSU awards. On the Closing Date of the Business Combination, the outstanding RSU awards from the 2020 Plan were exchanged for Rollover RSU awards and the 2020 Plan was cancelled and there are no additional shares available for grant under the 2020 Plan.

In January 2022, in connection with the Business Combination, the Board of Directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 1,294,421 authorized shares of common stock the Company could issue. The 2021 Plan is administered by the Board of Directors. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest over one to four years. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased each January 1, beginning on January 1, 2022, by 10% of the aggregate number of outstanding shares of our common stock from the first day of the preceding calendar year to the first day of the current calendar year or such lesser number as determined by our board of directors.

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

As of June 30, 2022, there were 939,969 shares available for future grant under the 2021 Plan.

Restricted Stock Units

At the Closing Date of the Business Combination, all Revelation Sub RSU award holders received a Rollover RSU award in exchange for each RSU award of Revelation Sub at an exchange ratio of 2.725 that vest in accordance with the original terms of the award. The Company determined this to be a Type I modification but did not record any incremental stock-based compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification.

The Rollover RSU awards have time-based and milestone-based vesting conditions. Under time-based vesting conditions, the Rollover RSU awards vest quarterly over one year for grants to the Board of Directors and quarterly over four years or 25% on the one year anniversary and the remainder vesting monthly thereafter for grants to officers, employees and consultants. The milestone-based vesting conditions vested on the Closing Date of the Business Combination.

As of June 30, 2022, the Company has a total of 460,706 Rollover RSU awards for shares of common stock outstanding, of which 262,042 have fully vested but have not been issued, each Rollover RSU award converts to one share of common stock.

Stock Options

The Company has granted stock options which vest 25% on the one year anniversary of the grant date or the employees hiring date, with the remainder vesting quarterly thereafter for grants to officers and employees. Stock options have a maximum term of 10 years.

During the six months ended June 30, 2022, the Company granted 354,452 stock options for shares of common stock, with and exercise price of $1.40 per share. As of June 30, 2022, 13,353 shares had vested from outstanding stock option grants. The remaining contractual term of stock options is 9.7 years. There were no equity awards exercised or forfeited as of the six months ended June 30, 2022.

The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	70.5%
Expected term (years)	6.11
Risk-free interest rate	1.92%
Expected dividend yield	0.0%

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

Stock-Based Compensation Expense

For the three and six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense for the period indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative:
RSU awards	$27,033	$114,527	$84,112	$208,567
Stock Options	24,691	—	47,696	—
General and administrative stock-based compensation expense	51,724	114,527	131,808	208,567
Research and development:
RSU awards	16,795	16,794	33,587	25,079
Stock Options	21,669	—	62,685	—
Research and development stock-based compensation expense	38,464	16,794	96,272	25,079
Total stock-based compensation expense	$90,188	$131,321	$228,080	$233,646

As of June 30, 2022, the total grant date estimate fair value of granted Rollover RSU’s and stock options was $1,075,244 and $741,766, respectively.

As of June 30, 2022, there was $457,401 and $631,385 of unrecognized stock-based compensation expense related to Rollover RSU awards and stock options, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.6 years and 3.4 years for Rollover RSU’s and stock options, respectively.

11. Warrants

Public Warrants

In connection with the Company's IPO, the Company issued 10,511,597 Public Warrants to purchase a share of common stock at an exercise price of $11.50 per share and expire on January 10, 2027. The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol REVBW.

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

On February 2, 2022, the Company received a notice of cash exercise for the Company’s Rollover Warrants for 1,891 shares of common stock at a purchase price of $5,073. As of June 30, 2022, there were 165,976 Rollover Warrants remaining to be exercised or exchanged.

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

12. Income Taxes

For the six months ended June 30, 2022 and 2021, the Company did not recognize a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets. As of June 30, 2022 and December 31, 2021, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. As of June 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

13. Subsequent Events

Public Offering

On July 28, 2022, the Company closed a public offering of 8,333,334 shares of its common stock, together with warrants to purchase up to 8,333,334 shares of its common stock (the “New Common Stock Warrants”) at an offering price to the public of $0.60 per share and associated warrant. The New Common Stock Warrants will have an exercise price of $0.60 per share, are exercisable upon issuance, and will expire five years following the date of issuance. The net proceeds to the Company from the offering were approximately $4.4 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from this offering to further the development of REVTx-99b, REVTx-200 and REVTx-300; continue to develop other products and therapies; and fund working capital and general corporate purposes using any remaining amounts. A registration statement on Form S-1 (File No. 333-266108) relating to these securities has been filed with the SEC, and was declared effective by the SEC on July 25, 2022.

Roth Capital Partners, LLC (the “Placement Agent’) was engaged by the Company to act as its exclusive placement agent for the public offering. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received by the Company in the public offering, totaling approximately $350,000. In addition, the Company agreed to issue to the Placement Agent warrants to purchase up to 583,333 shares of common stock representing 7.0% of the aggregate number of shares of common stock sold in the public offering (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $0.75 per share and expire five years following the date of issuance.

Using the Black-Scholes option pricing model, the New Common Stock Warrants were valued in the aggregate at $4.5 million and the Placement Agent Warrants were valued in the aggregate at $0.3 million. Both were included in the issuance costs of the public offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes included elsewhere in the Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in the Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, particularly under the “Risk Factors” and “Disclosure Regarding Forward-Looking Statements” sections.

Throughout this section, unless otherwise noted, “we,” “our,” “us,” “Revelation” and the “Company” refer to Revelation Biosciences, Inc. and its subsidiary.

Overview

Revelation is a clinical-stage biopharmaceutical company founded in May 2020. We are focused on the development or commercialization of immune system therapeutics and diagnostics. Our current product candidates are being developed for the prevention, treatment and detection of allergies and viral infections. REVTx-99a, was being developed as a broad anti-viral nasal drop for the potential prevention or treatment of respiratory viral infections, until June of 2022. REVTx-99b is being developed for the prevention or treatment of nasal congestion due to allergies or chronic rhinosinusitis. Our lead diagnostic, REVDx-501 (REVIDTM Rapid Test Kit), is being developed as a rapid point of care diagnostic product that can potentially be used to detect various respiratory viral infections.

Since our inception in May 2020, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of REVTx-99a/b and REVDx-501, our product candidates.

We have funded our operations since our inception in May 2020 to June 30, 2022 through the issuance and sale of our capital stock, from which we have raised net proceeds of $25.5 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one year after the date that our unaudited financial statements for June 30, 2022 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $1.8 million and $8.5 million for the three and six months ended June 30, 2022, respectively, and $2.5 million and $5.1 million for the three and six months ended June 30, 2021. As of June 30, 2022 we had an accumulated deficit of $23.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for REVTx-99b, REVDx-501 or other product candidates, which we expect will not be for at least several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of REVTx-99b, REVDx-501 or other product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We expect our research and development expenses to increase substantially for the foreseeable future as we continue the development of REVTx-99b and REVDx-501 and continue to invest in research and development activities. The process of conducting the necessary clinical research and product development to obtain regulatory approval is costly and time consuming, and the successful development of REVTx-99b, REVDx-501 and any future product candidates is highly uncertain. To the extent that REVTx-99b continues to advance into larger and later stage clinical studies, our expenses will increase substantially and may become more variable.

The actual probability of success for REVTx-99b, REVDx-501 or any future product candidate may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in the development of REVDx-501, investment in our clinical programs, manufacturing capability and competition with other products. As a result, we are unable to determine the timing of initiation, duration and completion costs of our research and development efforts or when and to what extent we will generate revenue from the commercialization and sale of REVTx-99b, REVDx-501 or any future product candidate.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$975,583	$1,159,505	$(183,922)	$4,655,863	$2,716,544	$1,939,319
General and administrative	884,837	1,282,375	(397,538)	3,790,857	2,333,047	1,457,810
Total operating expenses	1,860,420	2,441,880	(581,460)	8,446,720	5,049,591	3,397,129
Loss from operations	(1,860,420)	(2,441,880)	581,460	(8,446,720)	(5,049,591)	(3,397,129)
Total other income (expense), net	25,734	(27,714)	53,448	(4,507)	(32,356)	27,849
Net loss	$(1,834,686)	$(2,469,594)	$634,908	$(8,451,227)	$(5,081,947)	$(3,369,280)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
REVTx-99a clinical study expenses	$304,852	$384,671	$(79,819)	$3,077,967	$975,871	$2,102,096
REVTx-99b clinical study expenses	105,136	22,212	82,924	275,497	22,212	253,285
REVTx-99a/b manufacturing expenses	110,159	—	110,159	216,913	—	216,913
REVDx-501 diagnostic development	20,771	211,616	(190,845)	27,660	723,294	(695,634)
Personnel expenses (including stock-based compensation)	417,823	411,918	5,905	994,258	766,408	227,850
Other expenses	16,842	129,088	(112,246)	63,568	228,759	(165,191)
Total research and development expenses	$975,583	$1,159,505	$(183,922)	$4,655,863	$2,716,544	$1,939,319

Research and development expenses decreased by $0.2 million, from $1.2 million for the three months ended June 30, 2021 to $1.0 million for the three months ended June 30, 2022. The decrease was primarily due to a decrease of $0.2 million in diagnostic development expenses related to REVDx-501, $0.1 million in clinical study expenses related to REVTx-99a, and $0.1 in other expenses as a result of a decrease in lab supplies, lab facilities costs and consulting expenses that were not specific to REVTx-99a/b and REVDx-501. These decreases were offset by an increase of $0.1 million in REVTx-99a/b manufacturing expenses and $0.1 million in clinical study expenses related to REVTx-99b.

Research and development expenses increased by $1.9 million, from $2.7 million for the six months ended June 30, 2021 to $4.7 million for the six months ended June 30, 2022. The increase was primarily due to an increase of $2.1 million in clinical study expenses related to REVTx-99a, $0.3 million in clinical study expenses related to REVTx-99b, $0.2 million in personnel expenses, and $0.2 million in REVTx-99a/b manufacturing expenses. These increases were offset by a decrease of $0.7 million in diagnostic development expenses related to REVDx-501 and $0.2 million in other expenses as a result of a decrease in lab supplies, lab facilities costs and consulting expenses that were not specific to REVTx-99a/b and REVDx-501.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Personnel expenses (including employee stock-based compensation)	$508,352	$579,136	$(70,784)	$1,186,459	$1,264,206	$(77,747)
Legal and professional fees (including non-employee stock-based compensation)	137,577	689,994	(552,417)	1,636,943	1,019,905	617,038
Other expenses	238,908	13,245	225,663	967,455	48,936	918,519
Total general and administrative expenses.	$884,837	$1,282,375	$(397,538)	$3,790,857	$2,333,047	$1,457,810

General and administrative expenses decreased by $0.4 million, from $1.3 million for the three months ended June 30, 2021 to $0.9 million for the three months ended June 30, 2022. The decrease was primarily due to a decrease of $0.6 million in financial advisory fees, legal fees and professional consulting service fees and $0.1 million in personnel expenses. These decreases were offset by an increase of $0.2 million in other expenses as a result of an increase in D&O Insurance.

General and administrative expenses increased by $1.5 million, from $2.3 million for the six months ended June 30, 2021 to $3.8 million for the six months ended June 30, 2022. The increase was primarily due to an increase of $0.9 million in other expense as a result of an increase in D&O Insurance and $0.6 million in financial advisory fees, legal fees and professional consulting service fees. These increases were offset by a decrease of $0.1 million in personnel expenses.

Other Income (Expense), Net

Other income (expense), net was $27,714 for the three months ended June 30, 2021 and $25,734 for the three months ended June 30, 2022, related to interest expense for foreign currency transaction gains and losses and interest income from our cash balances in savings accounts.

Other income (expense), net was $32,356 for the six months ended June 30, 2021 and $4,507 for the six months ended June 30, 2022, related to interest expense for the Promissory Notes Payable and Convertible Note, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to June 30, 2022, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $25.5 million, of which $11.6 million was received during the six months ended June 30, 2022. As of June 30, 2022, we had available cash and cash equivalents of $3.5 million and an accumulated deficit of $23.0 million.

Our use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our lead therapeutic product candidate, REVTx-99b and the development of our lead diagnostic product, REVDx-501. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of product development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate, diagnostic product or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $8.5 million for the six months ended June 30, 2022. As of June 30, 2022 we had an accumulated deficit of $23.0 million, a stockholders’ deficit of $1.8 million and available cash and cash equivalents of $3.5 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for REVTx-99b, REVDx-501 or other product candidates, which we expect will not be for at least several years, if ever. Additionally, taking into consideration the net proceeds of approximately $4.4 million received in connection with the public offering completed in July of 2022, we do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that our unaudited financial statements for June 30, 2022 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for June 30, 2022, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(8,540,511)	$(5,977,006)
Net cash used in investing activities	—	(148,116)
Net cash provided by financing activities.	10,741,598	8,004,865
Net increase in cash and cash equivalents	$2,201,087	$1,879,743

Net Cash Used in Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $8.5 million, which consisted of a net loss of $8.5 million and a net change of $0.3 million in our net operating assets and liabilities, offset by non-cash charges of $0.3 million comprised of stock-based compensation expense, non-cash lease expense and depreciation expense.

During the six months ended June 30, 2021, net cash used in operating activities was $6.0 million, which consisted of a net loss of $5.1 million and a net change of $1.2 million in our net operating assets and liabilities, offset by non-cash charges of $0.3 million comprised of stock-based compensation expense, non-cash lease expense and depreciation expense.

Net Cash Used in Investing Activities

During the six months ended June 30, 2022, there was no cash used in investing activities.

During the six months ended June 30, 2021, net cash used in investing activities consisted of $0.1 million for purchases of lab equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $10.7 million, from net proceeds of $4.2 million received in connection with the Business Combination, after exercise of the Forward Share Purchase Agreement of $7.7 million, and net proceeds of $7.3 million received from the PIPE, offset by $0.8 million in repayments of Promissory Notes Payable, including interest expense.

During the six months ended June 30, 2021, net cash provided by financing activities was $8.0 million, from the sale of our common stock, Series A Preferred Stock and Series A-1 Preferred Stock.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2022 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$34,385	$—	$—	$—	$34,385
Premium Finance Agreement (D&O Insurance)	297,714				297,714
Total contractual obligations	$332,099	$—	$—	$—	$332,099

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of June 30, 2022, there were 460,706 Rollover RSU awards and 354,452 stock options outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that the amount of the fees sought exceeded the $8.5 million cap on transaction expenses in the Business Combination Agreement. This action remains pending as of the date of this Quarterly Report. $1.5 million of the claim relates to deferred underwriting fees from the Petra initial public offering, which are recorded as a current liability in the financial statements under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability can not be determined at this time.

Item 1A. Risk Factors

Our business is subject to various risks, including those described below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We are not profitable and have incurred net losses since our inception. As of March 31, 2022, we had an accumulated deficit of $21.1 million. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, conduct clinical studies, and seek regulatory approvals for, our Program Products, and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing and clinical study activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have, had and will continue to have a material adverse effect on our stockholders’ equity and working capital.

In our own required quarterly assessments, we may continue to conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

•
significantly delay, scale back or discontinue research and discovery efforts and the development or commercialization of our Product Programs and future program candidates or cease operations altogether;
•
seek strategic alliances for research and development programs when we otherwise would not, or at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•
relinquish, or license on unfavorable terms, our rights to technologies or any product candidates that we otherwise would seek to develop or commercialize ourselves.

If Revelation is not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our Common Stock.

Revelation’s Common Stock, Public Warrants and Units are listed on the Nasdaq Capital Market under the symbols “REVB,” “REVBW” and “REVBU,” respectively. As of March 31, 2022, we were not in compliance with NASDAQ's stockholder equity requirement and our stock has traded for significant periods below the Nasdaq $1 minimum bid requirement. We have submitted a compliance plan to NASDAQ and with the anticipated proceeds of this offering and other actions being undertaken by the Company we believe we will have addressed the issues raised by Nasdaq. If Nasdaq delists the Revelation Common Stock from trading on its exchange for failure to meet the listing standards such as the minimum public stockholders requirement or for failure to hold an annual stockholders meeting, we and our stockholders could face significant material adverse consequences including:

•
limited availability of market quotations for our securities;
•
reduced liquidity for Revelation’s securities;
•
a determination that the Revelation Common Stock is a “penny stock” which will require brokers trading in the Revelation Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Revelation’s securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Our financial condition will be adversely affected if we are unsuccessful in our defense in our litigation with LifeSci Capital LLC

The investment banking firm for the SPAC into which we merged has brought suit against us for unpaid investment banking fees relating to the merger and deferred underwriting fees, which claims damages of $5.3 million, payable in a combination of cash and shares of common stock. See “Legal Proceedings.” While we have defenses which we believe are meritorious, if we were to be unsuccessful in the proceeding it would have a material adverse effect on our financial condition and reduce the available funds to advance our product development.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
None.
(b)
None.
(c)
The following table summarizes all of the repurchases of the Company’s equity securities during the six months ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2022 to January 31, 2022	–	–	–	–
February 1, 2022 to February 28, 2022	750,000(1)	$ 10.2031	750,000	–
March 1, 2022 to March 31, 2022	–	–	–	–
April 1, 2022 to April 30, 2022	–	–	–	–
May 1, 2022 to May 31, 2022	–	–	–	–
June 1, 2022 to June 30, 2022	–	–	–	–
Total	750,000	$ 10.2031	750,000	–

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

REVELATION BIOSCIENCES, INC.

Date: August 15, 2022	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: August 15, 2022	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)