Form 10-Q
period 2022-09-30
REVELATION BIOSCIENCES, INC.
filed 2022-11-10
CIK 1810560

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 23,536,070 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$6,195,446	$1,274,729
Prepaid expenses and other current assets	309,628	637,342
Total current assets	6,505,074	1,912,071
Property and equipment, net	96,395	115,181
Right-of-use lease asset	—	14,960
Total assets	$6,601,469	$2,042,212
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$466,084	$596,261
Accrued expenses	996,447	1,528,669
Lease liability	—	16,752
Deferred underwriting commissions	2,911,260	—
Total current liabilities	4,373,791	2,141,682
Total liabilities	4,373,791	2,141,682
Commitments and Contingencies (Note 5)
Stockholders’ equity (deficit):
Series A Preferred Stock, $0.001 par value; zero and 628,930 shares authorized, issued and outstanding at September 30, 2022 and December 31, 2021, respectively; liquidation preference of $0 and $3,999,995 at September 30, 2022 and December 31, 2021, respectively	—	3,903,730
Series A-1 Preferred Stock, $0.001 par value; zero and 1,100,000 shares authorized and zero and 684,450 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively; liquidation preference of $0 and $4,353,102 at September 30, 2022 and December 31, 2021, respectively	—	3,578,197
Common Stock, $0.001 par value; 100,000,000 and 11,000,000 shares authorized and 23,536,070 and 2,308,877 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	23,536	2,309
Additional paid-in-capital	26,343,404	6,933,593
Accumulated deficit	(24,139,262)	(14,517,299)
Total stockholders’ equity (deficit)	2,227,678	(99,470)
Total liabilities and stockholders’ equity (deficit)	$6,601,469	$2,042,212

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$381,566	$1,532,782	$5,037,429	$4,249,326
General and administrative	817,898	1,511,165	4,608,755	3,844,212
Total operating expenses	1,199,464	3,043,947	9,646,184	8,093,538
Loss from operations	(1,199,464)	(3,043,947)	(9,646,184)	(8,093,538)
Other income (expense):
Other income (expense)	28,728	(557)	24,221	(32,913)
Total other income (expense), net	28,728	(557)	24,221	(32,913)
Net loss	$(1,170,736)	$(3,044,504)	$(9,621,963)	$(8,126,451)

Net loss per share, basic and diluted	$(0.06)	$(0.48)	$(0.57)	$(3.83)
Weighted-average shares used to compute net loss per share, basic and diluted	21,055,211	6,291,690	16,805,082	2,120,276

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	628,930	$403,733	—	$—	2,293,154	$2,293	$5,536,060	$(2,530,462)	$3,411,624
Issuance of common stock	—	—	—	—	15,723	16	99,982	—	99,998
Issuance of Series A-1 Preferred Stock, net	—	—	684,450	3,904,872	—	—	—	—	3,904,872
Issuance of Warrants in connection with the issuance of the Series A-1 Preferred Stock	—	—	—	(326,675)	—	—	326,675	—	—
Payment for Series A Preferred Stock subscribed	—	3,499,997	—	—	—	—	—	—	3,499,997
Payment for common stock subscribed	—	—	—	—	—	—	499,998	—	499,998
Stock-based compensation expense	—	—	—	—	—	—	102,325	—	102,325
Net loss	—	—	—	—	—	—	—	(2,612,353)	(2,612,353)
Balance as of March 31, 2021	628,930	3,903,730	684,450	3,578,197	2,308,877	2,309	6,565,040	(5,142,815)	8,906,461
Stock-based compensation expense	—	—	—	—	—	—	131,321	—	131,321
Net loss	—	—	—	—	—	—	—	(2,469,594)	(2,469,594)
Balance as of June 30, 2021	628,930	3,903,730	684,450	3,578,197	2,308,877	2,309	6,696,361	(7,612,409)	6,568,188
Stock-based compensation expense	—	—	—	—	—	—	131,320	—	131,320
Net loss	—	—	—	—	—	—	—	(3,044,504)	(3,044,504)
Balance as of September 30, 2021	628,930	$3,903,730	684,450	$3,578,197	2,308,877	$2,309	$6,827,681	$(10,656,913)	$3,655,004

Balance as of December 31, 2021	628,930	$3,903,730	684,450	$3,578,197	2,308,877	$2,309	$6,933,593	$(14,517,299)	$(99,470)
Conversion of Series A Preferred Stock to common stock	(628,930)	(3,903,730)	—	—	—	—	—	—	(3,903,730)
Conversion of Series A-1 Preferred Stock to common stock	—	—	(684,450)	(3,578,197)	—	—	—	—	(3,578,197)
Issuance of common stock in connection with the Business Combination, net	—	—	—	—	10,635,336	10,635	14,335,619	—	14,346,254
Equity Issuance for fees in connection with the Business Combination	—	—	—	—	300,000	300	—	—	300
Proceeds from the PIPE Investment, net	—	—	—	—	1,293,126	1,293	7,260,926	—	7,262,219
Rollover Warrant exercise	—	—	—	—	1,891	2	5,072	—	5,074
Repurchase for the Forward Share Purchase Agreement exercise	—	—	—	—	(750,000)	(750)	(7,651,575)	—	(7,652,325)
Pre-Funded Warrants exercise	—	—	—	—	1,293,541	1,294	(1,281)	—	13
Stock-based compensation expense	—	—	—	—	—	—	137,892	—	137,892
Net loss	—	—	—	—	—	—	—	(6,616,541)	(6,616,541)
Balance as of March 31, 2022	—	—	—	—	15,082,771	15,083	21,020,246	(21,133,840)	(98,511)
Stock-based compensation expense	—	—	—	—	—	—	90,188	—	90,188
Net loss	—	—	—	—	—	—	—	(1,834,686)	(1,834,686)
Balance as of June 30, 2022	—	—	—	—	15,082,771	15,083	21,110,434	(22,968,526)	(1,843,009)
Proceeds from the July 2022 Public Offering, net	—	—	—	—	8,333,334	8,333	4,442,715	—	4,451,048
RSU awards issued	—	—	—	—	119,965	120	(120)	—	—
Conversion of Accrued Expenses to Equity in connection with the Business Combination	—	—	—	—	—	—	749,700	—	749,700
Stock-based compensation expense	—	—	—	—	—	—	40,675	—	40,675
Net loss	—	—	—	—	—	—	—	(1,170,736)	(1,170,736)
Balance as of September 30, 2022	—	$—	—	$—	23,536,070	$23,536	$26,343,404	$(24,139,262)	$2,227,678

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,621,963)	$(8,126,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	268,755	364,966
Depreciation expense	18,786	10,520
Non-cash lease expense	14,960	37,736
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	332,548	(1,436,642)
Accounts payable	(736,246)	165,200
Accrued expenses	(568,937)	807,324
Operating lease liability	(16,752)	(34,319)
Accrued interest on Promissory Notes Payable & Convertible Note	36,920	—
Net cash used in operating activities	(10,271,929)	(8,211,666)
Cash flows from investing activities:
Purchase of property and equipment	—	(148,116)
Net cash used in investing activities	—	(148,116)
Cash flows from financing activities:
Proceeds from the Convertible Note	2,500,000	—
Repayment of the Convertible Note	(2,500,000)	—
Proceeds from the Business Combination, net	11,923,499	—
Proceeds from the PIPE Investment, net	7,262,219	—
Proceeds from Rollover Warrant exercise	5,074	—
Repurchase for the Forward Share Purchase Agreement exercise	(7,652,325)	—
Repayments of Promissory Notes Payable, including interest	(796,882)	—
Proceeds from Pre-Funded Warrants exercise	13	—
Proceeds from the July 2022 Public Offering, net	4,451,048	—
Proceeds from issuance of common stock, net	—	599,996
Proceeds from issuance of Series A Preferred Stock, net	—	3,499,997
Proceeds from issuance of Series A-1 Preferred Stock, net	—	3,904,872
Net cash provided by financing activities	15,192,646	8,004,865
Net increase (decrease) in cash and cash equivalents	4,920,717	(354,917)
Cash and cash equivalents at beginning of period	1,274,729	4,492,400
Cash and cash equivalents at end of period	$6,195,446	$4,137,483

Supplemental disclosure of non-cash investing and financing activities:
Current liabilities assumed in the Business Combination	$2,149,432	$—
Deferred underwriting commissions assumed in the Business Combination	$2,911,260	$—
Conversion of Series A Preferred Stock to common stock	$3,903,730	$—
Conversion of Series A-1 Preferred Stock to common stock	$3,578,197	$—
Equity Issuance for fees in connection with the Business Combination	$300	$—
Issuance of Common Warrants in connection with the PIPE Investment	$3,634,262	$—
Issuance of Placement Agent Warrants in connection with the PIPE Investment	$508,797	$—
Premium Financing Agreement - D&O Insurance	$513,333	$—
Conversion of Accrued Expenses to Equity in connection with the Business Combination	$749,700	$—
Issuance of New Common Stock Warrants in connection with the July 2022 Public Offering	$4,490,457	$—
Issuance of New Placement Agent Warrants in connection with the July 2022 Public Offering	$310,137	$—
Acquisition of right-of-use asset through operating lease obligation	$—	$67,344
Issuance of warrants in connection with Series A-1 Preferred Stock	$—	$326,675

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

The Company has incurred recurring losses since its inception, including a net loss of $9.6 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $24.1 million, a stockholders’ equity of $2.2 million and available cash and cash equivalents of $6.2 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for REVTx-99b, REVTx-200, REVTx-300, REVDx-501 or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that the Company’s unaudited financial statements for September 30, 2022 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for September 30, 2022, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2021 and for the year ended December 31, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2022 are unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included on Form 8-K/A, as filed with the SEC on April 22, 2022. The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited balance sheet at December 31, 2021 contained in the above referenced Form 8-K/A.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of the Company’s product candidates, REVTx-99a/b, REVTx-200, REVTx-300 and diagnostic product, REVDx-501. Research and development costs are charged to expense as incurred. The Company records accrued expenses for estimated preclinical, clinical study and research expenses related to the services performed but not yet invoiced pursuant to contracts with research institutions, contract research organizations, and clinical manufacturing organizations that conduct and manage preclinical studies, clinical studies, research services, and development services on the Company’s behalf. Payments for these services are based on the terms of individual agreements and payment timing may differ significantly from the period in which the services were performed. Estimates are based on factors such as the work completed, including the level of patient enrollment. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and makes judgments and estimates in determining the accrued balance in each reporting period. The Company’s estimates of accrued expenses are based on the facts and circumstances known at the time. If the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. As actual costs become known, the Company adjusts accrued expenses. To date, the Company has not experienced significant changes in estimates of clinical study and development services accruals.

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are recorded in general and administrative expense in the statements of operations.

Stock-based Compensation

The Company recognizes compensation expense related to stock options, third-party warrants, and Restricted Stock Unit (“RSU”) awards granted, based on the estimated fair value of the stock-based awards on the date of grant. The fair value of employee stock options and third-party warrants are generally determined using the Black-Scholes option-pricing model using various inputs, including estimates of historic volatility, term, risk-free rate, and future dividends. The grant date fair value of the stock-based awards, which have graded vesting, is recognized using the straight-line method over the requisite service period of each stock-based award, which is generally the vesting period of the respective stock-based awards. The Company recognizes forfeitures as they occur.

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

Convertible preferred stock on an as converted basis, unvested and unissued RSU awards, warrants and stock options outstanding are considered potential shares of common stock and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential shares of common stock are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of September 30, 2022 and 2021, there were 23,152,401 and 4,207,776 potential shares of common stock, respectively, (see Note 10), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

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

4. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid clinical costs	$—	$488,614
Prepaid insurance	206,270	—
Other prepaid expenses & current assets	103,358	148,728
Total prepaid expenses & current assets	$309,628	$637,342

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Lab equipment	$131,962	$131,963
Total property and equipment, gross	131,962	131,963
Accumulated depreciation	(35,567)	(16,782)
Total property and equipment, net	$96,395	$115,181

Depreciation expense was $6,262 and $18,786 for the three and nine months ended September 30, 2022, respectively, and $6,071 and $10,520 for the three and nine months ended September 30, 2021, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Accrued payroll and related expenses	$678,452	$756,729
Accrued clinical study expenses	109,483	327,244
Accrued professional fees	40,614	294,130
Accrued clinical development costs	90,000	145,566
Accrued other expenses	4,565	5,000
Premium Finance Agreement - D&O Insurance	73,333	—
Total accrued expenses	$996,447	$1,528,669

On July 31, 2022, the Company released 9 employees. As a result, during the three and nine months ended September 30, 2022, $0.4 million of accrued annual corporate bonus expense included in accrual payroll and related expenses as of December 31, 2021 and June 30, 2022 was reversed.

In connection with the Business Combination the Company entered into a payment deferral of legal fees with Loeb & Loeb, LLP, which, deferred the legal fees for six months from the Closing Date of the Business Combination, or July 9, 2022. The agreement stated, if the fees were not paid by July 9, 2022, 300,000 shares of common stock that were issued in January 2022 as collateral to Loeb & Loeb, LLP would be retained in lieu of cash payment, as full payment for the legal fees. As a result, during the three and nine months ended September 30, 2022, $0.7 million of accrued professional fees recorded as of June 30, 2022 were converted to equity.

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

Rent expense was $17,193 and $49,453 for the three and nine months ended September 30, 2022, respectively. Rent expense was $15,067 and $40,179 for the three and nine months ended September 30, 2021, respectively.

Future minimum lease payments under the First Amendment of the operating lease as of September 30, 2022 is $17,192 in aggregate during the remainder of fiscal year 2022.

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

Total interest incurred under the Convertible Note was $0 and $14,383 during the three and nine months ended September 30, 2022, respectively.

Premium Finance Agreement - D&O Insurance

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

Total expense incurred under the Finance Agreement for upfront, monthly and interest payments was $209,535 and $627,511 during the three and nine months ended September 30, 2022, respectively. Total cash paid under the Finance Agreement for upfront, monthly and interest payments was $223,286 and $760,428 during the three and nine months ended September 30, 2022, respectively. Future obligations under the Premium Finance Agreement are expected to be a total of $74,428 in aggregate during the remainder of fiscal year 2022.

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

On September 27, 2022, A-IR Clinical Research Ltd. filed a claim against the Company in the High Court of Justice, In the Business and Property Courts of England and Wales, seeking £1.6 million in unpaid invoices, plus interest and costs, relating to the

Company’s viral challenge study. The Company is disputing the claim because much of the invoices relate to work that wasn’t performed and that it had misrepresented its qualifications to perform the contracted for work.

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

Roth Capital Partners, LLC (the “Placement Agent”) was engaged by the Company to act as its exclusive placement agent for the private placement. The Company agreed to pay the Placement Agent a cash fee equal to 6.0% of the gross proceeds received by the Company in the private placement, totaling approximately $465,600. In addition, the Company agreed to issue to the Placement Agent warrants to purchase up to 362,134 shares of common stock representing 7.0% of the aggregate number of shares of common stock sold in the private placement (including shares of common stock issuable upon the exercise of any of the Pre-Funded Warrants and Common Warrants) (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Common Warrants.

Using the Black-Scholes option pricing model, the Common Warrants were valued in the aggregate at $3.6 million and the Placement Agent Warrants were valued in the aggregate at $0.5 million. Both were included in the issuance costs of the private placement (see Note 12).

7. Public Offering

On July 28, 2022, the Company closed a public offering of 8,333,334 shares of its common stock (the “July 2022 Public Offering”), together with warrants to purchase up to 8,333,334 shares of its common stock (the “New Common Stock Warrants”) at an offering price to the public of $0.60 per share and associated warrant. The New Common Stock Warrants have an exercise price of $0.60 per share, are exercisable upon issuance, and will expire five years following the date of issuance. The net proceeds to the Company from the offering were $4.5 million. The shares of common stock, and the shares of common stock underlying the New Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-266108), and was declared effective by the SEC on July 25, 2022.

Roth Capital Partners, LLC (the “Placement Agent”) was engaged by the Company to act as its exclusive placement agent for the July 2022 Public Offering. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received by the Company in the public offering, totaling $350,000. In addition, the Company agreed to issue to the Placement Agent warrants to purchase up to 583,333 shares of common stock representing 7.0% of the aggregate number of shares of common stock sold in the public offering (the “New Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $0.75 per share and expire five years following the date of issuance.

Using the Black-Scholes option pricing model, the New Common Stock Warrants were valued in the aggregate at $4.5 million and the New Placement Agent Warrants were valued in the aggregate at $0.3 million. Both were included in the issuance costs of the July 2022 Public Offering (see Note 12).

8. Preferred Stock

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

The third amended and restated certificate of incorporation of the Company authorizes up to 5,000,000 shares of preferred stock, $0.001 par value per share, which may be issued as designated by the Board of Directors without stockholder approval. As of September 30, 2022 and as of the date of this Report, there was no preferred stock designated nor any such shares issued and outstanding.

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

9. Units

In connection with the Company's IPO, in October of 2020, the Company issued unit's that consists of one share of common stock and one warrant with an exercise price of $11.50 (the “Public Warrants”).

As of September 30, 2022 there were 1,760,285 units outstanding, which trade on the Nasdaq Capital Market under the ticker symbol REVBU. The Company includes each share of common stock and Public Warrant from the unit’s in its calculation of common stock and Public Warrants outstanding, respectively.

10. Common Stock

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

On July 28, 2022, the Company issued 8,333,334 shares of its common stock in connection with the July 2022 Public Offering. The Company received net proceeds of $4.5 million.

On July 29, 2022, the Company issued 119,965 shares of common stock in connection with vested Rollover RSU awards.

As of September 30, 2022 and December 31, 2021, 23,536,070 and 2,308,877 shares of common stock were issued and outstanding, respectively. As of September 30, 2022, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	September 30, 2022	September 30, 2021
Series A Preferred Stock	—	1,713,965
Series A-1 Preferred Stock	—	1,865,238
Public Warrants	10,511,597	—
Common Warrants	2,586,667	—
Placement Agent Warrants	362,134	—
New Common Stock Warrants	8,333,334	—
New Placement Agent Warrants	583,333	—
Rollover Warrants	165,976	167,867
Unvested and unissued Rollover RSU awards	257,047	460,706
Stock options outstanding	352,313	—
Dilutive shares reserved for issuance	23,152,401	4,207,776
Shares available for future stock grants under the 2021 Equity Incentive Plan	942,108	—
Total common stock reserved for issuance	24,094,509	4,207,776

11. Stock-Based Compensation

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

As of September 30, 2022, there were 942,108 shares available for future grant under the 2021 Plan.

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

As of September 30, 2022 and December 31, 2021, the Company has a total of 257,047 and 460,706 Rollover RSU awards for shares of common stock outstanding, respectively. During the nine months ended September 30, 2022, 119,965 Rollover RSU awards have fully vested and been issued and 83,694 Rollover RSU awards have been forfeited. As of September 30, 2022, 257,047 Rollover RSU awards will vest and be issued over the next 2.4 years. Each Rollover RSU award converts to one share of common stock.

Stock Options

The Company has granted stock options which vest 25% on the one year anniversary of the grant date or the employees hiring date, with the remainder vesting quarterly thereafter for grants to officers and employees. Stock options have a maximum term of 10 years.

On July 29, 2022, in connection with the release of 9 employees, the Board of Directors granted 195,821 stock options for shares of common stock that vest 100% on the date of grant. The stock options have a maximum term of 3 years.

The activity related to stock options, during the nine months ended September 30, 2022 is summarized as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	—	$—
Granted	550,273	1.10
Exercised	—	—
Expired and foreited	(197,960)	1.40
Outstanding at September 30, 2022	352,313	$0.93	5.3
Exercisable at September 30, 2022	212,513	$0.63	2.6

For the nine months ended September 30, 2022, the weighted-average Black-Scholes value per stock option was $0.74. The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	96.5%
Expected term (years)	5.00
Risk-free interest rate	2.27%
Expected dividend yield	0.0%

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

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense for the period indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative:
RSU awards	$23,928	$114,527	$108,040	$323,095
Stock Options	(10,912)	—	36,784	—
General and administrative stock-based compensation expense	13,016	114,527	144,824	323,095
Research and development:
RSU awards	6,021	16,793	39,608	41,871
Stock Options	21,638	—	84,323	—
Research and development stock-based compensation expense	27,659	16,793	123,931	41,871
Total stock-based compensation expense	$40,675	$131,320	$268,755	$364,966

As of September 30, 2022, there was $232,128 and $106,446 of unrecognized stock-based compensation expense related to Rollover RSU awards and stock options, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.4 years and 3.4 years for Rollover RSU’s and stock options, respectively.

12. Warrants

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

On February 2, 2022, the Company received a notice of cash exercise for the Company’s Rollover Warrants for 1,891 shares of common stock at a purchase price of $5,073. As of September 30, 2022, there were 165,976 Rollover Warrants remaining to be exercised or exchanged.

The fair value of the Rollover Warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	115%
Expected term (years)	6
Risk-free interest rate	0.85%
Expected dividend yield	0.0%

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

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

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

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

New Common Stock Warrants

In connection with the July 2022 Public Offering, the Company issued warrants to purchase an aggregate of 8,333,334 shares of common stock at an exercise price of $0.60 per share, valued on the public offering purchase date in the aggregate at $4,490,457 and included in the issuance costs of the public offering. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 28, 2027.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

New Placement Agent Warrants

In connection with the July 2022 Public Offering, the Company issued warrants to the Placement Agent to purchase an aggregate of 583,333 shares of common stock at an exercise price of $0.75 per share, valued on the public offering purchase date in the aggregate at $310,137 and included in the issuance costs of the public offering. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

13. Income Taxes

For the nine months ended September 30, 2022 and 2021, the Company did not recognize a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets. As of September 30, 2022 and December 31, 2021, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. As of September 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

14. Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated and determined there are no events and transactions for potential recognition or disclosure through November 10, 2022, the date the financial statements were available to be issued.

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

Overview

Revelation is a clinical-stage biopharmaceutical company founded in May 2020. We are focused on the development or commercialization of innate immune system therapeutics and diagnostics. Our current product candidates were developed by Revelation to potentially prevent, treat and detect disease. Our therapeutic product candidates are based on our therapeutic platform and consist of REVTx-100, which is being developed for the prevention or treatment of infections including those resulting from surgery, severe burns and antibiotic resistance; REVTx-200, which is being developed as a potential intranasal therapy that will be administered concurrently with a commercially available IM vaccine; REVTx-300, which is being developed as a potential therapy for the treatment of chronic organ disease including CKD and NASH; REVTx-99b, which is being developed for the treatment of food allergies; and REVTx-99a, which was being developed as a broad anti-viral nasal drop solution for the potential prevention or potential treatment of respiratory viral infections until June of 2022. Our diagnostic, REVDx-501 (REVIDTM Rapid Test Kit), is being developed as a rapid point of care or at home diagnostic product that can potentially be used to detect various respiratory viral infections. The results display diagnostic is similar to a home pregnancy test with a simple to read visual readout in less than 15 minutes without the need for specialized instrumentation or complicated sample collection.

Since our inception in May 2020, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of REVTx-99a/b, REVTx-100, REVTx-200, REVTx-300 and REVDx-501, our product candidates.

We have funded our operations since our inception in May 2020 to September 30, 2022 through the issuance and sale of our capital stock, from which we have raised net proceeds of $29.9 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one year after the date that our unaudited financial statements for September 30, 2022 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $1.2 million and $9.6 million for the three and nine months ended September 30, 2022, respectively, and $3.0 million and $8.1 million for the three and nine months ended September 30, 2021. As of September 30, 2022 we had an accumulated deficit of $24.1 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for REVTx-99b, REVTx-100, REVTx-200, REVTx-300, REVDx-501 or other product candidates, which we expect will not be for at least several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of REVTx-99b, REVTx-100, REVTx-200, REVTx-300, REVDx-501 or other product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, REVTx-99a/b, REVTx-100, REVTx-200, REVTx-300 and REVDx-501. Our research and development expenses consist primarily of external costs related to clinical development, costs related to contract research organizations, costs related to consultants, costs related to acquiring and manufacturing clinical study materials, costs related to contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions, costs related to laboratory supplies and services, and personnel costs. Personnel and related costs consist of salaries, employee benefits and stock-based compensation for personnel involved in research and development efforts.

We expense all research and development expenses in the periods in which they are incurred. We accrue for costs incurred as the services are being provided by monitoring the status of specific activities and the invoices received from our external service providers. We adjust our accrual as actual costs become known.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue the development of REVTx-99b, REVTx-100, REVTx-200, REVTx-300 and REVDx-501 and continue to invest in research and development activities. The process of conducting the necessary clinical research and product development to obtain regulatory approval is costly and time consuming, and the successful development of REVTx-99b, REVTx-100, REVTx-200, REVTx-300, REVDx-501 and any future product candidates is highly uncertain. To the extent that our product candidates continue to advance into larger and later stage clinical studies, our expenses will increase substantially and may become more variable.

The actual probability of success for REVTx-99b, REVTx-100, REVTx-200, REVTx-300, REVDx-501 or any future product candidate may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in the development of REVDx-501, investment in our clinical programs, manufacturing capability and competition with other products. As a result, we are unable to determine the timing of initiation, duration and completion costs of our research and development efforts or when and to what extent we will generate revenue from the commercialization and sale of REVTx-99b, REVTx-100, REVTx-200, REVTx-300, REVDx-501 or any future product candidate.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$381,566	$1,532,782	$(1,151,216)	$5,037,429	$4,249,326	$788,103
General and administrative	817,898	1,511,165	(693,267)	4,608,755	3,844,212	764,543
Total operating expenses	1,199,464	3,043,947	(1,844,483)	9,646,184	8,093,538	1,552,646
Loss from operations	(1,199,464)	(3,043,947)	1,844,483	(9,646,184)	(8,093,538)	(1,552,646)
Total other income (expense), net	28,728	(557)	29,285	24,221	(32,913)	57,134
Net loss	$(1,170,736)	$(3,044,504)	$1,873,768	$(9,621,963)	$(8,126,451)	$(1,495,512)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
REVTx-99a clinical study expenses	$8,993	$680,975	$(671,982)	$3,086,960	$1,656,846	$1,430,114
REVTx-99b clinical study expenses	110,389	87,996	22,393	385,886	110,208	275,678
REVTx-99a/b manufacturing expenses	8,665	—	8,665	225,578	—	225,578
REVDx-501 diagnostic development	—	336,521	(336,521)	27,660	1,059,815	(1,032,155)
Personnel expenses (including stock-based compensation)	84,315	391,852	(307,537)	1,078,573	1,158,260	(79,687)
Other expenses	169,204	35,438	133,766	232,772	264,197	(31,425)
Total research and development expenses	$381,566	$1,532,782	$(1,151,216)	$5,037,429	$4,249,326	$788,103

Research and development expenses decreased by $1.2 million, from $1.5 million for the three months ended September 30, 2021 to $0.4 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease of $0.7 million in clinical study expenses related to REVTx-99a, $0.3 million in diagnostic development expenses related to REVDx-501, and $0.3 million in personnel expenses. The decrease in personnel expenses is primarily due to the release of employees in July 2022, including a decrease of $0.1 million due to the reversal of accrued bonus expense and non-cash, share-based compensation expense related to forfeited, unvested equity awards, offset by an increase in severance expense. These decreases were offset by an increase of $0.1 in other expenses as a result of an increase in pre-clinical development costs related to REVTx-200 and REVTx-300, lab supplies, lab facilities costs and consulting expenses that were not specific to REVTx-99a/b or REVDx-501.

Research and development expenses increased by $0.8 million, from $4.2 million for the nine months ended September 30, 2021 to $5.0 million for the nine months ended September 30, 2022. The increase was primarily due to an increase of $1.4 million in clinical study expenses related to REVTx-99a, $0.3 million in clinical study expenses related to REVTx-99b, and $0.2 million in REVTx-99a/b manufacturing expenses. These increases were offset by a decrease of $1.0 million in diagnostic development expenses related to REVDx-501 and $0.1 million in personnel expenses. The decrease in personnel expenses is primarily due to the release of employees in July 2022, including a decrease of $0.1 million due to the reversal of accrued bonus expense and non-cash, share-based compensation expense related to forfeited, unvested equity awards, offset by an increase in severance expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Personnel expenses (including employee stock-based compensation)	$364,988	$615,934	$(250,946)	$1,551,447	$1,880,140	$(328,693)
Legal and professional fees (including non-employee stock-based compensation)	138,896	838,651	(699,755)	1,775,839	1,858,556	(82,717)
Other expenses	314,014	56,580	257,434	1,281,469	105,516	1,175,953
Total general and administrative expenses.	$817,898	$1,511,165	$(693,267)	$4,608,755	$3,844,212	$764,543

General and administrative expenses decreased by $0.7 million, from $1.5 million for the three months ended September 30, 2021 to $0.8 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease of $0.7 million in financial advisory fees, legal fees and professional consulting service fees and $0.3 million in personnel expenses. The decrease in personnel expenses is primarily due to the release of employees in July 2022, including a decrease of $0.1 million due to the reversal of accrued bonus expense and non-cash, share-based compensation expense related to forfeited, unvested equity awards, offset by an increase in severance expense. These decreases were offset by an increase of $0.3 million in other expenses as a result of an increase in D&O Insurance.

General and administrative expenses increased by $0.8 million, from $3.8 million for the nine months ended September 30, 2021 to $4.6 million for the nine months ended September 30, 2022. The increase was primarily due to an increase of $1.2 million in other expense as a result of an increase in D&O Insurance. These increases were offset by a decrease of $0.3 million in personnel expenses and $0.1 million in financial advisory fees, legal fees and professional consulting service fees. The decrease in personnel expenses is primarily due to the release of employees in July 2022, including a decrease of $0.1 million due to the reversal of accrued bonus expense and non-cash, share-based compensation expense related to forfeited, unvested equity awards, offset by an increase in severance expense.

Other Income (Expense), Net

Other income (expense), net was $557 for the three months ended September 30, 2021 and $28,728 for the three months ended September 30, 2022, related to interest expense for foreign currency transaction gains and losses and interest income from our cash balances in savings accounts.

Other income (expense), net was $32,913 for the nine months ended September 30, 2021 and $24,221 for the nine months ended September 30, 2022, related to interest expense for the Promissory Notes Payable and Convertible Note, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to September 30, 2022, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $29.9 million, of which $16.0 million was received during the nine months ended September 30, 2022. As of September 30, 2022, we had available cash and cash equivalents of $6.2 million and an accumulated deficit of $24.1 million.

Our use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our therapeutic product candidate, REVTx-99b, REVTx-100, REVTx-200, REVTx-300, and the development of our diagnostic product, REVDx-501. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of product development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate, diagnostic product or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $9.6 million for the nine months ended September 30, 2022. As of September 30, 2022 we had an accumulated deficit of $24.1 million, a stockholders’ equity of $2.2 million and available cash and cash equivalents of $6.2 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for REVTx-99b, REVTx-100, REVTx-200, REVTx-300, REVDx-501 or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that our unaudited financial statements for September 30, 2022 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for September 30, 2022, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(10,271,929)	$(8,211,666)
Net cash used in investing activities	—	(148,116)
Net cash provided by financing activities.	15,192,646	8,004,865
Net increase (decrease) in cash and cash equivalents	$4,920,717	$(354,917)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $10.3 million, which consisted of a net loss of $9.6 million and a net change of $1.0 million in our net operating assets and liabilities, offset by non-cash charges of $0.3 million comprised of stock-based compensation expense, non-cash lease expense and depreciation expense.

During the nine months ended September 30, 2021, net cash used in operating activities was $8.2 million, which consisted of a net loss of $8.1 million and a net change of $0.5 million in our net operating assets and liabilities, offset by non-cash charges of $0.4 million comprised of stock-based compensation expense, non-cash lease expense and depreciation expense.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2022, there was no cash used in investing activities.

During the nine months ended September 30, 2021, net cash used in investing activities consisted of $0.1 million for purchases of lab equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $15.2 million, from net proceeds of $4.2 million received in connection with the Business Combination, after exercise of the Forward Share Purchase Agreement of $7.7 million, net proceeds of $7.3 million received from the PIPE, and net proceeds of approximately $4.5 million received from the July 2022 Public Offering, offset by $0.8 million in repayments of Promissory Notes Payable, including interest expense.

During the nine months ended September 30, 2021, net cash provided by financing activities was $8.0 million, from the sale of our common stock, Series A Preferred Stock and Series A-1 Preferred Stock.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2022 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$17,192	$—	$—	$—	$17,192
Premium Finance Agreement - D&O Insurance	74,428				74,428
Total contractual obligations	$91,620	$—	$—	$—	$91,620

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Stock-based Compensation

We recognize the compensation expense related to stock options, third-party warrants, and RSU awards granted, based on the estimated fair value of the awards on the date of grant. The fair value of employee stock options and third-party warrants are generally determined using the Black-Scholes option-pricing model using various inputs, including estimates of historic volatility, term, risk-free rate, and future dividends. The grant date fair value of the stock-based awards, which have graded vesting, is recognized using the straight-line method over the requisite service period of each stock-based award, which is generally the vesting period of the respective stock-based awards. The Company recognizes forfeitures as they occur.

As of September 30, 2022, there were 257,047 Rollover RSU awards unvested and unissued and 352,313 stock options outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On September 27, 2022, A-IR Clinical Research Ltd. filed a claim against the Company in the High Court of Justice, In the Business and Property Courts of England and Wales, seeking £1.6 million in unpaid invoices, plus interest and costs, relating to the Company’s viral challenge study. The Company is disputing the claim because much of the invoices relate to work that wasn’t performed and that it had misrepresented its qualifications to perform the contracted for work.

Item 1A. Risk Factors

Our business is subject to various risks, including those described below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Although our financial statements have been prepared on a going concern basis, we have a limited operating history and no products approved for commercial sale. We have incurred net losses since our inception, we anticipate that we will continue to incur significant losses for the foreseeable future, and even if we were to generate revenue, we may never achieve or maintain profitability.

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

We are not profitable and have incurred net losses since our inception. As of September 30, 2022, we had an accumulated deficit of $24.1 million. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, conduct clinical studies, and seek regulatory approvals for, our Program Products, and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing and clinical study activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have, had and will continue to have a material adverse effect on our stockholders’ equity and working capital.

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

If we seek additional financing to fund our business activities in the future and there remains substantial doubt about going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. Our ability to raise more equity capital will depend in part on our ability to amend our certificate of incorporation to authorize additional shares of Common Stock.

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

Revelation’s Common Stock, Public Warrants and Units are listed on the Nasdaq Capital Market under the symbols “REVB,” “REVBW” and “REVBU,” respectively. As of March 31, 2022, we were not in compliance with NASDAQ’s stockholder equity requirement and our stock has traded for significant periods below the Nasdaq $1 minimum bid requirement. We have agreed with Nasdaq on a compliance plan which gives us until November 21, 2022 to regain compliance with the stockholder equity requirement. With the anticipated proceeds of this offering and other actions being undertaken by the Company we will have met the requirements of our compliance plan. Additionally, if our stock price continues to trade below $1 we are at risk of being delisted from Nasdaq. Under Nasdaq rules, if the Company meets the stockholder equity requirement of its compliance plan, it will have an additional six months to meet the $1 minimum bid requirement if it agrees to undertake a reverse stock split in the event the market price does not otherwise meet the minimum bid requirement by such date. If Nasdaq delists the Revelation Common Stock from trading on its exchange for failure to meet the listing standards such as the minimum stockholders equity requirement or minimum bid price, we and our stockholders could face significant material adverse consequences including:

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

In the event that a reverse stock split is required to maintain the $1 minimum bid requirement for continued listing on Nasdaq, the Company intends to undertake such a stock split. Even if a reverse stock split is effected, there can be no assurance that the market price will increase in proportion to the reverse stock split, or be maintained above the Nasdaq minimum bid requirement. The market price of our Common Stock will continue to be based, in part, on our performance and other factors unrelated to the number of shares outstanding.

Our financial condition will be adversely affected if we are unsuccessful in our defense in our litigation with LifeSci Capital LLC

The investment banking firm for the SPAC into which we merged has brought suit against us for unpaid investment banking fees relating to the merger and deferred underwriting fees, which claims damages of $5.3 million, payable in a combination of cash and shares of common stock. See “Item 1. Legal Proceedings.” While we have defenses which we believe are meritorious, if we were to be unsuccessful in the proceeding it would have a material adverse effect on our financial condition and reduce the available funds to advance our product development.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
None.
(b)
None.
(c)
The following table summarizes all of the repurchases of the Company’s equity securities during the nine months ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2022 to January 31, 2022	–	–	–	–
February 1, 2022 to February 28, 2022	750,000(1)	$ 10.2031	750,000	–
March 1, 2022 to March 31, 2022	–	–	–	–
April 1, 2022 to April 30, 2022	–	–	–	–
May 1, 2022 to May 31, 2022	–	–	–	–
June 1, 2022 to June 30, 2022	–	–	–	–
July 1, 2022 to July 31, 2022	–	–	–	–
August 1, 2022 to August 31, 2022	–	–	–	–
September 1, 2022 to September 30, 2022	–	–	–	–
Total	750,000	$ 10.2031	750,000	–

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

REVELATION BIOSCIENCES, INC.

Date: November 10, 2022	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: November 10, 2022	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)