Form 10-K
period 2022-12-31
REVELATION BIOSCIENCES, INC.
filed 2023-03-30
CIK 1810560

1vavageord

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39603

REVELATION BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3898466
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4660 La Jolla Village Drive, Suite 100, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 800-3717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	REVB	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for a 1/35th share of common stock at an exercise price of $402.50 per share	REVBW	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant was $13,305,377 as of June 30, 2022.

As of March 21, 2023, the registrant had 4,511,839 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

On January 10, 2022, Petra Acquisition, Inc., a Delaware corporation and our predecessor company (“Petra”), consummated the business combination (the “Business Combination”), pursuant to the terms of the agreement and plan of merger, dated as of August 29, 2021 (the “Business Combination Agreement”), by and among Petra, Petra Acquisition Merger, Inc., a Delaware corporation and wholly-owned subsidiary of Petra (“Merger Sub”), and Revelation Biosciences, Inc. (“Old Revelation”). Pursuant to the Business Combination Agreement, on the Closing Date, (i) Merger Sub merged with and into Old Revelation (the “Merger”), with Old Revelation as the surviving company in the Merger, and, after giving effect to such Merger, Old Revelation was renamed Revelation Biosciences Sub, Inc. and became a wholly-owned subsidiary of Petra (“Revelation Sub”) and (ii) Petra changed its name to “Revelation Biosciences, Inc.” (“Revelation” or the “Company” f/k/a Petra Acquisition, Inc.).

Except where the context requires otherwise, references herein to “Revelation” refers to its operating subsidiary.

On January 30, 2023, the Company filed a Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) reflecting the change in authorized shares of common stock from 100,000,000 to 500,000,000 and effecting a reverse stock split as of 12:01 a.m. Eastern Standard Time on February 1, 2023 with a ratio of 1-for-35 (the “Reverse Split”). As a result of the Reverse Split, every 35 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares are outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock automatically received an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding equity awards and warrants with respect to the number of shares of common stock subject to such award or warrant and the exercise price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans were proportionately adjusted for the Reverse Split ratio, such that fewer shares will be subject to such plans. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the Reverse Split.

FREQUENTLY USED TERMS

References in this Annual Report on Form 10-K, unless otherwise noted, “we,” “us,” “our,” “Revelation” and the “Company” refer to Revelation Biosciences, Inc. and its subsidiary.

In this document:

“ACEII” means Angiotensin Converting Enzyme II receptor.

“AKI” means acute kidney injury.

“ANDA” means abbreviated new drug application.

“API” means Active Pharmaceutical Ingredient.

“ARDS” means acute respiratory distress syndrome.

“AUC” means area under the curve.

“BLA” refers to the Biologics License Application.

“BPCIA” means the Biologics Price Competition and Innovation Act of 2009.

“Business Combination” means the business combination pursuant to the Business Combination Agreement.

“Business Combination Agreement” means the Agreement and Plan of Merger, dated as of August 29, 2021, by and among Petra, Merger Sub and Old Revelation.

“CCPA” means California Consumer Privacy Act.

“CDC” means Centers for Disease Control and Prevention.

“CDHS” means California Department of Health Services.

“CE” means Conformitè Europëenne.

“Certificate of Amendment” means the Certificate of Amendment of Third Amended and Restated Certificate of Incorporation filed January 30, 2023, reflecting the change in authorized shares of common stock from 100,000,000 to 500,000,000 and effecting a 1-35 reverse stock split as of 12:01 a.m.

“Charter” means Revelation’s current third amended and restated certificate of incorporation as filed with the Secretary of State of the State of Delaware on January 10, 2022, including for references after January 30, 2023, the Certificate of Amendment.

“CKD” means chronic kidney disease.

“Class A Common Stock Warrant” means warrants issued as part of a private placement in January 2022 which are exercisable for one share of common stock at an exercise price of $115.15 per share until July 25, 2027.

“Class A Placement Agent Common Stock Warrant” means warrants issued as part of a private placement in January 2022 which are exercisable for one share of common stock at an exercise price of $115.15 per share until July 25, 2027.

“Class B Common Stock Warrant” means warrants issued as part of the July 2022 Public Offering which are exercisable for 1/35 of a share of common stock at an exercise price of $21.00 per share until July 28, 2027.

“Class B Placement Agent Common Stock Warrant” means warrants issued as part of the July 2022 Public Offering which are exercisable for one share of common stock at an exercise price of $26.25 per share until July 25, 2027.

“Class C Common Stock Warrant” means warrants issued as part of the February 2023 Public Offering which are exercisable for one share of common stock at an exercise price of $5.36 per share until February 14, 2028.

“CMS” means Centers for Medicare & Medicaid Services.

“Common Stock” means common stock of Revelation, $0.001 par value.

“cGCP” or “GCP” means the current Good Clinical Practices.

“cGLP” or “GLP” means the current Good Laboratory Practices.

“cGMP” or “GMP” means the current Good Manufacturing Practices.

“CMO” means contract manufacturing organization.

“Code” means the Internal Revenue Code of 1986, as amended.

“COPD” means chronic obstructive pulmonary disease.

“CRO” means contract research organization.

“DAMP” means damage-associated molecular patterns.

“DGCL” means the Delaware General Corporation Law.

“DSMB” means data safety monitoring board.

“EEA” means the European Economic Area.

“ELISA” means enzyme-linked immunosorbent assay.

“EMA” means the European Medicines Agency.

“EU” means the European Union.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“FCA” means the False Claims Act.

“FDA” means the U.S. Food and Drug Administration.

“FDASIA” means Food and Drug Administration Safety and Innovation Act.

“FD&C Act” means Federal Food, Drug, and Cosmetic Act.

“FINRA” means Financial Industry Regulatory Authority.

“GAAP” refers to the generally accepted accounting principles in the United States.

“GDPR” means the General Data Protection Regulation ((EU) 2016/679).

“GLA” means glucopyranosyl lipid A.

“HAI” means healthcare associated infection.

“HHS” means the U.S. Department of Health and Human Services.

“HIPAA” means the Health Insurance Portability and Accountability Act of 1996.

“IDE” means Investigational Device Exemption.

“IFN” means interferon.

“IM” means intramuscular.

“IND” means Investigational New Drug Application.

“IPO” means our initial public offering, which was consummated on October 13, 2020.

“IRB” means institutional review board.

“IVD” means in vitro diagnostic.

“JOBS Act” means the Jumpstart Our Business Startup Act of 2012, as amended.

“July 2022 Public Offering” means the Company’s public offering pursuant to the registration statement filed on Form S-1, and subsequently amended (File No. 333-266108), that closed on July 28, 2022 in which it sold 238,096 shares of its common stock for a price of $21.00 per share, 8,333,334 Class B Common Stock Warrants and 16,667 Class B Placement Agent Common Stock Warrants.

“February 2023 Public Offering” means the Company’s public offering pursuant to the registration statement filed on Form S-1, and subsequently amended (File No. 333-268576), that closed on February 13, 2023 in which it sold an aggregate of 2,888,600 shares of its Common Stock, pre-funded warrants to purchase up to an aggregate of 336,400 shares of Common Stock and 6,450,000 Class C Common Stock Warrants, at a combined offering price of $4.83 per share of Common Stock and two Class C Common Stock Warrants, or $4.8299 per pre-funded warrant and two Class C Common Stock Warrants.

“LOD” means limit of detection.

“LPS” means a major component of gram-negative bacterial cell membrane, lipopolysaccharide.

“MMID” means mild to moderate influenza disease.

“MPLA” means monophosphoryl lipid A.

“MRSA” means methicillin-resistant Staphylococcus aureus resistant infection.

“Nasdaq” means The Nasdaq Stock Market, LLC.

“Nasdaq Capital Market” means The Nasdaq Stock Market, LLC’s Nasdaq Capital Market listing tier.

“NASH” means non-alcoholic steatohepatitis.

“NDA” means New Drug Application.

“PAMP” means pathogen-associated molecular patterns.

“Petra” means Petra Acquisition, Inc., our predecessor, prior to the Business Combination.

“PCR” means polymerase chain reaction.

“PCT” means

“PHAD®” means phosphorylated hexaacyl disaccharide.

“PMA” means Premarket Approval Application.

“Private Warrants” means the warrants sold by Petra prior to its IPO.

“Program Products” refers to Revelation’s product candidates (REVTx-99b, REVTx-100, REVTx-200 and REVTx-300) and Revelation’s diagnostic device program (REVDx-501).

“Public Warrants” means the warrants underlying the Units sold in the IPO.

“QSR” means Quality System Regulation.

“DAMP” means damage associated molecular pattern receptors.

“Reverse Split” means a 1-for-35 reverse stock split effective February 1, 2023.

“REVDx-501” means Revelation’s diagnostic device program.

“REVTx-99a” means Revelation’s therapeutic product candidate that was being developed for the prevention and treatment of respiratory viral infections until June 2022.

“REVTx-99b” means Revelation’s therapeutic product candidate being developed as a treatment for food allergies; and was being developed for prevention or treatment for chronic nasal congestion and allergic rhinitis until July 2022.

“REVTx-100” means Revelation’s therapeutic product candidate being developed for the prevention and treatment of infections.

“REVTx-200” means Revelation’s intranasal adjunct vaccine product candidate.

“REVTx-300” means Revelation’s therapeutic product candidate being developed as a treatment for chronic organ disease including CKD and NASH.

“RSU” means restricted stock unit.

“SARS-CoV-2” means severe respiratory syndrome coronavirus 2.

“SEC” means the United States Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Sunshine Act” means the Physician Payment Sunshine Act.

“TEAEs” means treatment emergent adverse events.

“TLR” means Toll-like receptors.

“TLR-4” means Toll-like receptor 4.

“Units” means units of Petra issued in our IPO consisting of one share of Common Stock and one Public Warrant, which traded on the Nasdaq Capital Market with the ticker symbol “REVBU” until their mandatory separation on January 13, 2023.

“USPTO” means U.S. Patent and Trademark Office.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This Annual Report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are statements that are not historical facts. These forward-looking statements are generally identified by the words “anticipate”, “believe”, “expect”, “estimate”, “plan”, “outlook”, and “project” and other similar expressions. We caution investors that forward-looking statements are based on management’s expectations and are only predictions or statements of current expectations and involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those anticipated by the forward-looking statements. Revelation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements: the ability of Revelation to meet its financial and strategic goals, due to, among other things, competition; the ability of Revelation to grow and manage growth profitability and retain its key employees; the possibility that the Revelation may be adversely affected by other economic, business, and/or competitive factors; risks relating to the successful development of Revelation’s product candidates; the clinical utility of an increase in intranasal cytokine levels as a biomarker of viral infections; the ability to successfully complete planned clinical studies of its product candidates; the risk that we may not fully enroll our clinical studies or enrollment will take longer than expected; risks relating to the occurrence of adverse safety events and/or unexpected concerns that may arise from data or analysis from our clinical studies; changes in applicable laws or regulations; expected initiation of the clinical studies, the timing of clinical data; the outcome of the clinical data, including whether the results of such study is positive or whether it can be replicated; the outcome of data collected, including whether the results of such data and/or correlation can be replicated; the timing, costs, conduct and outcome of our other clinical studies; the anticipated treatment of future clinical data by the FDA, the EMA or other regulatory authorities, including whether such data will be sufficient for approval; the success of future development activities for REVTx-99a, REVTx-99b, REVTx-100, REVTx-200, REVTx-300, REVDx-501, or any other product candidates; potential indications for which product candidates may be developed; the potential impact that COVID-19 may have on Revelation’s suppliers, vendors, regulatory agencies, employees and the global economy as a whole; the ability of Revelation to maintain the listing of its securities on NASDAQ; investor sentiment relating to SPAC related going public transactions; the expected duration over which Revelation’s balances will fund its operations; and other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in other reports and other public filings with the SEC by Revelation.

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

i

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

Item 1. Business.

Overview

Revelation is a clinical-stage biopharmaceutical company founded in May 2020. We are focused on the development or commercialization of innate immune system therapeutics and diagnostics. On January 10, 2022, we consummated our previously announced Business Combination. Prior to the Business Combination, Petra was a blank check company incorporated under the laws of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. In connection with the consummation of the Business Combination, Petra changed its name to Revelation Biosciences, Inc. Our Common Stock is listed on Nasdaq under the ticker symbol “REVB” and Public Warrants are listed on Nasdaq under the ticker symbol “REVBW.”

Recent Developments

Change in Authorized Shares and Reverse Stock Split

On January 30, 2023, at a special meeting of stockholders, our stockholders approved a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation to change the authorized common stock from 100,000,000 to 500,000,000 shares and effect a reverse stock split of our outstanding shares of common stock at a specific ratio within a range of one-for-twenty (1-for-20) to a maximum of a one-for-one hundred (1-for-100) split. Additionally, on January 30, 2023, we filed the Certificate of Amendment which set the authorized common stock to 500,000,000 and effected a 1-for-35 reverse stock split of our outstanding shares of common stock as of 12:01 a.m. Eastern Standard Time on February 1, 2023.

Business Strategy

Our current product candidates are being developed by Revelation to potentially modulate the activity of the immune system through stimulation of TLR-4. Our current programs consist of: REVTx-300, which is being developed as a potential therapy for the prevention and treatment of acute organ injury (e.g. AKI, MI) and chronic organ disease including CKD; REVTx-100, which is being developed for the prevention and treatment of infections including healthcare-associated bacterial infection resulting from surgery, severe burns, and antibiotic resistance; REVTx-200, which is being developed as a potential intranasal therapy that will be administered concurrently with a traditional commercially available IM vaccine and REVTx-99b, which is being developed as a potential treatment for food allergies.

REVTx-99a was being developed for the prevention or treatment of a wide array of viral infections and REVTx-99b was being developed as a prevention or treatment for chronic nasal congestion and allergic rhinitis until July of 2022. Our diagnostic, REVDx-501 (REVIDTM Rapid Test Kit), was being developed as a rapid point of care diagnostic that can be used to detect IP-10 as a surrogate biomarker for any type of respiratory infection, without the need for specialized instrumentation.

Our Pipeline

Revelation is currently leveraging the human body’s innate immune response to develop therapeutics to prevent and treat disease. Revelation’s pipeline is summarized in the table below:

The Therapeutic Platform

Our current therapeutic candidates are all based on the active ingredient PHAD®, a synthetic version of MPLA, that is known to stimulate TLR-4. Stimulation of TLR-4 leads to the production of multiple types of cytokines and chemokines which modulate the activity of the innate and adaptive immune response. Modulated activities may include stimulation and recruitment of infection fighting immune cells, down-regulation of inflammation, and/or upregulation of inflammation depending on the degree and nature of the stimulation which enables the multiple potential product candidates in development.

REVTx-300

REVTx-300 is being developed as a potential therapy for the prevention of acute organ injury such as AKI and as a treatment of chronic organ disease including CKD. Acute organ injury may be caused by many different events, including blood or fluid loss (such as with bleeding or severe diarrhea), low blood pressure or shock leading to hypotension, heart failure or heart attack, overuse of certain pain medications including NSAIDs, ibuprofen, etc., toxicity due to chemotherapy, contrast agents, etc., burns, or major surgery. During surgery, ischemia or deprivation of blood supply to a tissue followed by the reperfusion or re-introduction of blood to prevent tissue necrosis can result in further damage and/or dysfunction to the organ. Chronic disease of an organ, due to chronic inflammation and subsequent fibrosis, follows a pattern of perpetual and ongoing destruction of living functional cells and subsequent replacement by the non-functional protein, collagen, resulting in fibrosis (scar tissue) (Wilson 2015). The establishment of fibrosis and subsequent death of the organ is driven by ongoing inflammatory processes and reactive oxygen species associated with the innate immune response. We believe redirection of the innate immune response with REVTx-300 from a pro-inflammatory state to an anti-inflammatory (protective) state may rebalance the innate immune response to slow down or halt the progressive destruction and scarring of organ tissue, allowing the healing process to take place.

Revelation conducted a nonclinical study to evaluate the anti-fibrotic activity of REVTx-300. Specifically, a range of daily systemic dosing levels of REVTx-300 were tested in a rat Unilateral Ureteral Obstruction model. The unilateral ureteral obstruction (UUO) model is appropriate for studying the anti-inflammatory and anti-fibrotic effects of potential new therapies for acute and chronic kidney disease as complete ureteral obstruction of one kidney results in significant inflammation and subsequent fibrosis of the affected kidney over a 7-day period.

The present study consisted of 6 groups with the following outcomes on renal cortical fibrosis as measured by detection of collagen deposition using picosirius red stained histology sections assessed at three different sampling depths.

●	Group 1 animals had no UUO surgery and received vehicle only (collagen deposition: 2.36 ± 0.44%).

●	Group 2 animals had UUO surgery and received vehicle only (collagen deposition: 4.88 ± 0.51%).

●	Group 3 animals had UUO surgery and received SB-525334, a known TGF-β inhibitor of fibrosis (collagen deposition: 3.02 ± 0.37%, 75% reduction vs Group 2 minus background from group 1, p < 0.05).

●	Group 4 animals had UUO surgery and received 0.1 mg/kg REVTx-300 (collagen deposition: 4.96 ± 0.95%, 1% reduction vs Group 2 minus background from group 1).

●	Group 5 animals had UUO surgery and received 0.3 mg/kg REVTx-300 (collagen deposition: 3.82 ± 0.91%, 44% reduction vs Group 2 minus background from group 1, p < 0.05).

●	Group 6 animals had UUO surgery and received 0.9 mg/kg REVTx-300 (collagen deposition: 3.45 ± 0.54%, 58% reduction vs Group 2 minus background from group 1, p < 0.05).

Revelation will continue evaluating the potential of REVTx-300 in additional preclinical models including AKI, CKD, nonalcoholic steatohepatitis (NASH) and myocarditis to identify optimal dosing conditions required for prevention and resolution of inflammation and fibrosis.

Revelation plans to initiate a Phase 1a clinical study in the second half of 2023 in healthy volunteers to evaluate the safety of systemically delivered REVTx-300, and investigate biomarkers to elucidate the pharmacokinetic/pharmacodynamic relationship. For efficiency, this phase 1a clinical study will be the same one conducted for REVTx-100. This study will be followed by a Phase 1b study in patients to further evaluate the safety and activity of REVTx-300 in preparation for Phase 2.

REVTx-100

REVTx-100 is being developed, through a license agreement with Vanderbilt University, as a potential therapy for the prevention or treatment of healthcare-associated bacterial infection including post-surgical infection, post-burn infection, urinary tract infection (e.g. as a result of hospital-based or outpatient catheterization), sepsis, antibiotic-resistant infection, etc. We hypothesize controlled stimulation of TLR-4 will selectively prime the body’s immune system to be able to better respond to subsequent pathogen exposure.

Multiple preclinical studies have shown that systemic pretreatment with PHAD results in significantly increased immune response leading to significantly reduced duration and severity of infection following bacterial challenge with either gram-positive or gram-negative bacteria.

Revelation plans to initiate a Phase 1a clinical study in the second half of 2023 in healthy volunteers to evaluate the safety of systemically delivered REVTx-100 and investigate biomarkers to elucidate the pharmacokinetic/pharmacodynamic relationship. The Phase 1a study will be followed by a phase 1b study in patients undergoing colorectal surgery to establish proof-of-concept in preparation for phase 2.

REVTx-200

REVTx-200 is being developed as a potential intranasal therapy that will be administered concurrently with a commercially available traditional IM vaccine. We believe concurrent stimulation of the nasal mucosa with REVTx-200 upon IM vaccination may provide a more complete immunization.

We believe optimal protection from a vaccine requires both a systemic immune response elicited by the IM vaccine injection and a mucosal immune response elicited by the intranasal administration of REVTx-200. We hypothesize that intranasal administration of REVTx-200 will result in improved recruitment of vaccine-specific activated adaptive immune cells (e.g. T cells and B cells) into the nasal mucosa. Biomarker data from our Phase 1 clinical study (RVL-NHV01) and Phase 2 virus challenge study (RVL-VRL01) supports this hypothesis. In particular, we were able to see increases in local (intranasal) IL-7 and MCP-1, as well as increased titers of antibodies specific to the viral challenge pathogen.

The adjuvant activity attributed to REVTx-200 will likely benefit a number of vaccines by increasing mucosal immunity. For this reason, it can be paired with a variety of potential vaccine products. We plan to establish relationships with vaccine product development companies with the intention of working with one or more of these companies to develop REVTx-200. Initial development will include studying REVTx-200 using commercially available IM vaccines in nonclinical models unique to each potential partnering company. Initial clinical studies will likely evaluate the potential of REVTx-200 to improve the performance of influenza or SARS-CoV-2 vaccinations.

Since REVTx-200 will be used in combination with a traditional vaccine, and based on feedback from the FDA, we believe REVTx-200 will be regulated as a biologic, and the approval process will require its own unique development pathway.

REVTx-99b for Food Allergies

REVTx-99b is being developed as a treatment for food allergies. According to research performed by the Food Allergy Research & Education group, approximately 11% of adults in the United States have one or more food allergies with different levels of severity (FARE 2020). Most food allergies are diagnosed early in life and sometimes resolve over time, while other allergies develop later in life.

As a Type I hypersensitivity, food allergies induce a Th2-biased response, resulting in allergen-specific IgE antibodies, which bind to mast cell and basophil receptors upon challenge with antigen, resulting in degranulation and release of inflammatory mediators (e.g., histamine, leukotrienes, tryptase) (Bousquet 2020). Systemic responses, e.g., anaphylaxis, may also occur within minutes or hours post-challenge. Accordingly, there remains a significant need for effective therapies for treating and preventing allergic disease.

REVTx-99b potentially engages three different aspects of the allergic response via stimulation of the TLR-4 pathway. These include (i) the possible induction of a physical barrier to allergens, (ii) the possible reduction of IgE secretion as a result of IFN upregulation and (iii) by secretion of IP-10 which competes for the native eotaxin receptor.

Revelation intends to explore the potential for treatment of food allergies with REVTx-99b in several preclinical models, minimally including an anaphylaxis model, in which administration of allergen will be followed by treatment with multiple dose levels of intranasal REVTx-99b. Resolution of symptoms will be assessed through the evaluation of local and systemic allergic endpoints including IgE and/or IgG4 titers, tryptase, histamine, and eotaxin levels.

REVTx-99a for Prevention of Viral infection and REVTx-99b for Allergic Rhinitis

REVTx-99a was being developed as a broad anti-viral nasal drop solution for the potential prevention or treatment of respiratory viral infection until June of 2022. We conducted a Phase 1 study in 2020 and Phase 2b study, on March 30, 2022 we announced that the primary endpoint of the Phase 2b study, reduction in AUC of viral load measured by RT-PCR from nasopharyngeal swabs, did not meet statistical significance. We received the full data package during the second quarter of 2022 and have determined to stop all future clinical development of REVTx-99a.

REVTx-99b was being developed as a prevention or treatment for chronic nasal congestion and allergic rhinitis until July of 2022. We conducted a Phase 1b allergen challenge study and on July 22, 2022 we announced that the primary endpoint to evaluate the effects of REVTx-99b versus placebo on safety and tolerability was met but exploratory endpoints for efficacy were not met. This includes no reduction in allergy symptoms (Total Nasal Symptom Score) and no increase in peak nasal inspiratory flow versus placebo. We have determined to stop all future clinical development of REVTx-99b for this indication.

REVDx-501

Our diagnostic, REVDx-501 (REVIDTM Rapid Test Kit) is being developed as a rapid point of care in vitro diagnostic test (or diagnostic device) that has the potential to detect IP-10 as a surrogate marker of respiratory viral infections including SARS-CoV-2, Influenza A, Influenza B, Parainfluenza, or Respiratory syncytial virus. REVDx-501 is currently being developed as a point of care test kit with a simple to read visual readout which provides a result in less than 15 minutes without the need for specialized instrumentation. Preliminary evaluation of clinical samples demonstrated good correlation between REVID and PCR for SARS-CoV-2 (100% positive agreement for replicating SARS-CoV-2 virus, 86% negative agreement for non-replicating or inactive SARS-CoV-2 virus). We have suspended development of REVTx-501 at this time to focus our resources on development of our therapeutic candidates.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development of therapeutics that modulate the immune system to prevent and treat conditions with significant unmet. The key components of our strategy are to:

●	Advance the development of REVTx-300 for the prevention of acute organ injury (including AKI) an treatment of chronic organ disease (including CKD).

●	Advance the development of REVTx-100 for the prevention and treatment of healthcare associated infection.

●	Advance the development of our intranasal product candidate, REVTx-200 for improving the immunity and durability of traditional IM vaccinations.

●	Advance the development of our intranasal product candidate, REVTx-99b for the treatment of food allergies.

Our Corporate History and Team

Revelation Biosciences, Inc. was formed on May 4, 2020 and is a Delaware corporation. We have assembled a management team of biopharmaceutical experts with extensive experience in drug development, manufacturing and commercialization of pharmaceutical products along with broad experience in building companies from inception, including La Jolla Pharmaceutical Company, Pluromed, Inc., and Horizon Pharma, Inc. We are also supported by a group of directors and leading investors whose collective experience will assist us in realizing our corporate strategy.

BACKGROUND

Infection Overview

Acute Organ Injury Overview

Acute organ injury may be caused by many different events, including blood or fluid loss (such as with bleeding or severe diarrhea), low blood pressure or shock leading to hypotension, heart failure or heart attack, overuse of certain pain medications including NSAIDs, ibuprofen, etc., toxicity due to chemotherapy, contrast agents, etc., burns, or major surgery. During surgery, ischemia or deprivation of blood supply to a tissue followed by the reperfusion or reintroduction of blood to prevent tissue necrosis can result in further damage and/or dysfunction to the organ.

AKI, also known as acute renal failure, is rapid loss of kidney function that onsets within a few hours or a few days. AKI causes a build-up of waste products in your blood and makes it hard for your kidneys to keep the right balance of fluid in your body. AKI can also affect other organs such as the brain, heart, and lungs. Due its severe nature, AKI an important contributor to increased hospital stay duration and patient morbidity as well as significantly increased healthcare costs.

AKI is a significant health problem that continues to grow especially in patients with co-existing conditions such as diabetes. Approximately 1% of all hospitalized patients having AKI upon admission. During all hospitalization, the approximate incidence rate of acute kidney injury is 2 to 5%. Development of AKI is even worse for patients admitted to the intensive care unit occurring in up to 67% of patients admitted.

AKI can have many different causes including decreased blood flow to the kidneys, direct damage to the kidneys or blockage of the kidney. AKI inducing events may include shock (low blood pressure), blood or fluid loss (such as bleeding, severe diarrhea), heart attack, heart failure, and other conditions leading to decreased heart function, organ failure (e.g., heart, liver), overuse of pain medicines such as NSAIDs, severe allergic reactions, burns, injury, infection (sepsis), cancer, toxicity (e.g. chemotherapies), hereditary factors or major surgery.

AKI is of particular concern after cardiac surgery and published evidence suggests that even slight postoperative increases in serum creatinine levels are associated with a significant increase in the risk of death. Up to 31% of patients undergoing cardiac surgery with no prior CKD develop post operative AKI with a high mortality rate. The average cost to treat AKI is about $46,000 and results in about a 4-7 day increase in hospitalization time.

Chronic Organ Disease Overview

Organ damage, due to chronic disease, is a pervasive problem in the United States and world-wide. Organ disease (due to chronic inflammation and subsequent fibrosis, for example) is progressive and ultimately results in loss of function of the organ. Examples of chronic organ and tissue disease include CKD through end-stage renal disease, liver diseases such as NASH, osteoarthritis, rheumatoid arthritis, pulmonary fibrotic disease, heart disease, pancreatitis, cancer, and irritable bowel syndrome.

In addition, acute organ stress may lead to reduced functionality and eventual decline, contributing to a chronic organ disease. One example of this is acute kidney toxicity (the stress) associated with platinum-based chemotherapy which could lead to the development of chronic kidney disease.

Kidney disease is a major public health problem, affecting ~10% of populations in industrialized countries. AKI, which affects 13.3 million people per year, may lead to CKD. Both AKI and CKD are increasing worldwide. Progression of chronic kidney damage often leads to end stage renal disease with the need for renal replacement therapy (dialysis or transplantation), resulting in significant morbidity and mortality for affected patients.

CKD can be initiated and propagated in several ways. One prevalent condition is the high blood sugar levels associated with diabetes (either Type 1 or Type 2). High blood sugar is toxic to kidney cells creating stress which imitates the inflammatory process leading to the demise of these cells with subsequent fibrosis ultimately resulting in continuous loss of kidney function over time. High arterial blood pressure is another source of stress that initiates the inflammatory process leading to CKD. Other risk factors include heart disease, obesity family history of CKD or older age.

Every day more than 360 people begin treatment for kidney failure (dialysis or transplant). According to the CDC, more than 1 in 7, that is 15% of US adults or 37 million people are estimated to have CKD. As many as 9 to 10 adults with CKD as well as about 2 in 5 adults with severe CKD do not know they have the disease. Kidney diseases are the leading cause of death in the United States. The CDC estimates Medicare costs in excess of $87 billion and continues to promote reduced costs including better management of CKD.

Other causes for CKD include: Glomerulonephritis (inflammation in the glomerulus), polycystic kidney disease, autoimmune diseases (such as systemic lupus erythematosus), vesicoureteral reflux (a condition where urine flows back up to the kidneys, pyelonephritis, interstitial nephritis (inflammation of the tubules), kidney stones, obstruction in kidney or cancer can lead to kidney failure over a period of time, overuse of certain medications, drug (heroin or cocaine) abuse, chemotherapy (such as cisplatin).

Healthcare Associated Infection Overview

Despite efforts to monitor and prevent infection in hospital care settings, HAI arise from a range of different causes including surgery, burn wounds, central line catheters or urinary catheters, and sepsis, as well as long courses of antibiotic treatment, which may lead to the development of MRSA. According to the most recent prevalence study data published by the Center for Disease Control and Prevention in 2015, approximately 3% of hospital patients suffered at least one HAI, and there were approximately 687,000 HAI cases in acute care settings resulting in approximately 72,000 deaths. According to the CDC, on any given day about 31 hospital patients has at least one healthcare-associated infection. A World Health Organization cooperative study which included 55 hospitals in 14 countries from four regions, approximately 8.7% of hospitalized patients developed infection within 48 hours of hospitalization (Tikhomirov 1987). The most common healthcare-associated infection are bloodstream infection, pneumonia, urinary tract infections, and surgical site infections.

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

Typically, influenza infects 5-15% of the global population each year. The majority of influenza infections are mild to moderate and symptoms include runny nose, cough, headache, muscle aches, fever, and chills. However, approximately 5% of all severe pneumonia cases in hospitals are due to influenza, which is also the most common cause of ARDS in adults.

The current prevalence of influenza worldwide is at 3 to 5 million cases per year, with 290,000 to 650,000 reported deaths according to the World Health Organization. While the impact of flu varies, it places a substantial burden on the health of people in the United States each year. CDC estimates that influenza has resulted in 9 to 45 million illnesses, 140,000 – 810,000 hospitalizations, and 12,000 – 61,000 deaths annually since 2010.

COVID-19 Disease Overview

COVID-19 is caused by the severe respiratory syndrome coronavirus 2, or SARS-CoV-2 virus. The SARS-CoV-2 virus is a positive sense, single stranded RNA virus. Through the spike protein subunit on the surface exterior, the SARS-CoV-2 virus binds to the ACEII receptor. Although the ACEII receptor is expressed on a wide range of tissues throughout the body, it appears the majority of the transmission of SARS-CoV-2 occurs in the nose, through the ciliated nasal goblet cells, and the nasal epithelial cells, where expression levels of ACEII are most prevalent (Sungnak 2020).

The majority of infections with SARS-CoV-2 are mild to moderate, and in some cases are completely asymptomatic. The symptoms associated with SARS-CoV-2 infection include shortness of breath or difficulty breathing, runny nose, dry cough, headache, diarrhea, muscle aches, fever, chills, and loss of smell and/or taste. In a small percentage (0.5-2%) of cases, serious illness occurs, leading to major complications including pneumonia and or trouble breathing, organ failure in several organs, heart problems, ARDS, blood clots, acute kidney injury, and potential further viral and bacterial infection.

As of October 2022 there have been over 96 million confirmed cases of COVID-19 and over one million deaths in the United States according to the CDC and there have been over 623 million confirmed cases of COVID-19 and over 6.5 million deaths worldwide according to the World Health Organization.

Food Allergy Overview

According to research performed by the Food Allergy Research & Education group, approximately 11% of adults in the United States have one or more food allergies with different levels of severity, which equates to approximately 32 million Americans, including 5.6 million children under age 18, and these numbers are increasing (FARE 2020). Each year in the US, 200,000 people require emergency medical care for allergic reactions to food. Most food allergies are diagnosed early in life and sometimes resolve over time, while other allergies develop later in life. It is estimated that caring for children with food allergies costs US families nearly $25 billion annually (FARE 2022).

As a Type I hypersensitivity, food allergies result in activation of a Th2-biased response to an antigen, resulting in allergen-specific IgE antibody production (Bousquet 2020). Allergen-specific IgE antibodies bind to mast cell and basophil receptors upon subsequent challenge with antigen, resulting in degranulation and release of inflammatory mediators (e.g., histamine, leukotrienes, tryptase). These mediators cause mobilization of basophils, eosinophils, and T lymphocytes to the site of insult, as well as activation of T cells, which compound symptomology and enhance inflammation. Systemic responses, e.g., anaphylaxis, may also occur within minutes or hours post-challenge. Accordingly, there remains a significant need for effective therapies for treating and preventing allergic disease.

Current Prevention, Treatment, and Detection Options

Prevention and treatment of AKI

There are currently no therapeutics to prevent or treat AKI. Treatment for AKI requires hospitalization and intensive supportive care until kidney function recovers. In more serious cases, dialysis may be needed to help replace kidney function until your kidneys recover. The main treatment is to address what is causing your acute kidney injury.

Prevention and Treatment of Chronic Organ Disease

There are currently no effective therapies for treating chronic organ disease or therapies for preventing loss of function due to acute organ dysfunction, outside of steroidal treatment or organ transplantation. There is no cure for CKD but treatments may help manage symptoms or stop it from progressing. These treatments include life style changes to control health and weight, medications to control associated diseases such as high blood pressure or high cholesterol and for later stages, filtering the blood with a machine known as dialysis. Avoiding conditions or exposures that can harm the kidneys like certain medications or kidney infections is also beneficial.

In April 2021, The FDA approved the use of Farxiga (Dapagliflozin) to reduce the risk of kidney function decline, kidney failure, cardiovascular death and hospitalization for heart failure in adults who are at risk of disease progression. Farxiga was originally approved in 2014 for diabetic control in adults in addition to diet and exercise.

Still, at this time, there is a significant unmet need for therapies that slow disease progression and improve outcomes of patients with chronic kidney disease.

Prevention of Bacterial Infection

There are no recommended anti-bacterial prescriptions currently available for the prevention of infection. Measures commonly recommended for the prevention of bacterial infection are typically focused on the prevention of transmission, including regular hand washing, mask wearing, social distancing and/or self-isolation/self-quarantine, and cleaning potentially contaminated surfaces.

Treatment and Management of Bacterial Infection

Because the presence of bacteria in humans is ubiquitous, not all bacterial growth is considered pathogenic. Therefore, interpretation of patient bacterial cultures needs to take into account clinical presentation, patient immune status, reason for performing patient culture test, the testing procedure, and any alternate evidence of infection. Based on the source of infection and patient results, medical care may include administration of antibiotics, administration of anti-fungal or anti-viral medication, line removal, or surgical debridement as necessary.

In the case of antibiotic treatment, the typical course of treatment may require an initial empiric broad-spectrum antibiotic, later targeted to the organism detected, with consideration for the presence of multidrug resistant pathogens, specifically MRSA. Antibiotic resistance has become a major consideration in the treatment of yet-to-be diagnosed infections, as the number of antibiotic resistant strains have increased, and the over prescription of antibiotics further contributes to resistance.

Prevention and Treatment of Respiratory Viral Infection

Current therapies for preventing respiratory viral infections are limited. The main prophylaxis for preventing respiratory viral infections are vaccines. Each year, vaccines are developed and administered to prevent influenza. The effectiveness of these vaccines can be quite variable due to the ability of the influenza virus to mutate. According to the CDC, in some years, the influenza vaccine has been as low as 19% effective. Several vaccines have been developed and approved for emergency use for the prevention of SARS-CoV-2. The main drawback to intramuscular vaccines is the durability of their imparted protection and their poor ability to provide a strong mucosal immunity.

Prevention or Treatment of Food Allergies

Prevention of food allergies is currently limited to the practice of active avoidance of known allergens. This can have a highly negative impact on patient’s quality of life, especially in the case of severe food allergies, in which avoidance may dictate declining normal social activities in which foods with knows allergens may be present.

Although several therapies are being developed, there is no cure for food allergies. The current standard of care for food allergies is allergen immunotherapy, which involves the progressive increase in exposure to allergens under controlled clinical conditions, which is time consuming and has as yet provided unpredictable efficacy. Palforzia is the only approved medication for food allergy, which has varied degrees of efficacy, dependent on age (Perkin, 2022), and peanut avoidance is recommended during treatment with Palforzia.

Detection Methods

While multiple test methods exist for the detection of respiratory viral infections, they have many limitations. These limitations include their inability to detect multiple virus types, turn-around time, sample collection and cost. The current gold-standard is the PCR assay. PCR testing is highly sensitive and can detect extremely low levels of genetic material of a specific organism, such as a virus, thus identifying the specific virus type. However, PCR tests are expensive, time-consuming, and can only detect virus types based on a specific “primer sequence” used when running the test. Because the PCR test requires this primer sequence, its utility in detecting new viral variants may be limited. PCR tests may also detect inactive, non-proliferating virus, leading to false positive results, in some cases several weeks after resolution of active infection. These limitations make the PCR test non-ideal for at-home testing or as a screening tool for respiratory viral infections.

Other methods for detecting viral infection include the rapid antigen test kits. While these methods can be performed relatively inexpensively and in an at-home test format, they also suffer from the same limitation as PCR tests in that they are specific for the detection of a single virus type.

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

REVELATION’S PROGRAMS

Scientific Rationale/Mechanism of Action

The innate immune system is our first line of defense against invading pathogens such as bacteria and viruses. The innate immune system defends against infection by producing and releasing various types of cytokines. Cytokines are proteins that direct different activities in cells to combat the invading pathogen, as well as stimulating recruitment of the adaptive immune system which ultimately leads to the production of antibodies. Cytokines can be inflammatory or protective, meaning they may be able to modulate certain established cellular activities. TLRs serve a vital role in initiating the innate immune system response by recognizing different molecular patterns associated with pathogens such as bacteria and viruses. For example, TLRs are associated with cells (e.g., macrophage, dendritic cells) found in the nasal mucosal tissue, and when a pathogen, such as a bacteria, invades through the nose, TLRs recognize the pathogen as foreign and activate the innate immune response, producing cytokines. Stimulation of TLR-4 by PHAD may modulate the cellular response, leading to the production of protective (non-inflammatory and regulatory) cytokines that have multiple therapeutic applications as illustrated in the following Figure.

Interaction of PHAD with TLR-4

The active ingredient PHAD®, may interact with TLR-4 to stimulate the TRIF pathway leading to the production of protective and regulatory cytokines, including IP-10, IL-7, MCP-1, and TGF-b. Source: Revelation Biosciences

REVTx-300

Overview

REVTx-300 is being developed as a potential therapy for the prevention of acute organ injury such as AKI and as a treatment of chronic organ disease including CKD. REVTx-300 utilizes the active ingredient PHAD® and is formulated as a liquid for intravenous administration.

Acute organ injury may be caused by many different events, including blood or fluid loss (such as with bleeding or severe diarrhea), low blood pressure or shock leading to hypotension, heart failure or heart attack, overuse of certain pain medications including NSAIDs, ibuprofen, etc., toxicity due to chemotherapy, contrast agents, etc., burns, or major surgery. During surgery, ischemia or deprivation of blood supply to a tissue followed by the reperfusion or re-introduction of blood to prevent tissue necrosis can result in further damage and/or dysfunction to the organ. Chronic disease of an organ, due to chronic inflammation and subsequent fibrosis, follows a pattern of perpetual and ongoing destruction of living functional cells and subsequent replacement by the non-functional protein, collagen, resulting in fibrosis (scar tissue) (Wilson 2015). The establishment of fibrosis and subsequent death of the organ is driven by ongoing inflammatory processes and reactive oxygen species associated with the innate immune response. We believe redirection of the innate immune response with REVTx-300 from a pro-inflammatory state to an anti-inflammatory (protective) state may rebalance the innate immune response to slow down or halt the progressive destruction and scarring of organ tissue, allowing the healing process to take place.

Nonclinical

Revelation conducted a nonclinical study to evaluate the anti-fibrotic activity of REVTx-300. Specifically, a range of daily systemic dosing levels of REVTx-300 were tested in a rat Unilateral Ureteral Obstruction (UUO) model. The unilateral ureteral obstruction (UUO) model is appropriate for studying the anti-inflammatory and anti-fibrotic effects of potential new therapies for acute and chronic kidney disease as complete ureteral obstruction of one kidney results in significant inflammation and subsequent fibrosis of the affected kidney over a 7-day period.

The present study consisted of 6 groups with the following outcomes on renal cortical fibrosis as measured by detection of collagen deposition using picosirius red stained histology sections assessed at three different sampling depths.

Revelation will continue evaluating the potential of REVTx-300 in additional preclinical models including CKD and myocarditis to identify optimal dosing conditions required for prevention and resolution of inflammation and fibrosis.

Clinical Development Plan

Revelation plans to initiate a Phase 1a clinical study in the second half of 2023 in healthy volunteers to evaluate the safety of systemically delivered REVTx-300 and investigate biomarkers to elucidate the pharmacokinetic/pharmacodynamic relationship. The proposed study will consist of cohorts of single ascending doses of REVTx-300. The primary readout will be safety with exploratory endpoints evaluating biomarkers.

The Phase 1a study will be followed by a phase 1b study in 2024 in patients undergoing cardiac surgery to establish proof-of-concept in preparation for phase 2. The proposed Phase 1b study will consist of a placebo group and low and high dose REVTx-300 groups. The primary readout will be safety with exploratory endpoints to evaluate biomarkers and rate, duration and severity of AKI.

REVTx-100

Overview

REVTx-100 is being developed, through a license agreement with Vanderbilt University, as a potential therapy for the prevention or treatment of healthcare-associated bacterial infection including post-surgical infection, post-burn infection, urinary tract infection (e.g. as a result of hospital-based or outpatient catheterization), sepsis, antibiotic-resistant infection, etc. We hypothesize controlled stimulation of TLR-4 will selectively prime the body’s immune system to be able to better respond to subsequent pathogen exposure.

As illustrated in the following figure, we hypothesize REVTx-100 will prime the body’s immune response to be able to better respond upon exposure to a pathogen.

Nonclinical studies

Multiple preclinical studies have shown that systemic pretreatment with PHAD results in significantly increased immune response with significantly reduced duration and severity of infection following bacterial challenge with either gram-positive or gram-negative bacteria as indicated in the following figures.

Pretreatment with PHAD Impart Protection from Gram Negative Bacterial Infection

Pretreatment with PHAD Impart Protection from Gram Positive Bacterial Infection

Clinical Development Plan

Revelation plans to initiate a Phase 1a clinical study in the second half of 2023 in healthy volunteers to evaluate the safety of systemically delivered REVTx-100 and investigate biomarkers to elucidate the pharmacokinetic/pharmacodynamic relationship. The proposed study will consist of cohorts of single ascending doses of REVTx-100. The primary readout will be safety with exploratory endpoints evaluating biomarkers.

The Phase 1a study will be followed by a phase 1b study in 2024 in patients undergoing colorectal surgery to establish proof-of-concept in preparation for phase 2. The proposed Phase 1b study will consist of a placebo group and low and high dose REVTx-100 groups. The primary readout will be safety with exploratory endpoints to evaluate biomarkers, infection rate, duration and severity.

REVTx-200

Overview

REVTx-200 is being developed as a potential intranasal therapy that will be administered concurrently with a commercially available IM vaccine. We believe concurrent stimulation of the nasal mucosa with REVTx-200 upon IM vaccination will provide a more complete immunization. REVTx-200 utilizes the active ingredient PHAD®. Based on feedback from the FDA, we believe REVTx-200 will be regulated as a biologic, and not as a therapeutic, since it is concurrently administered with another vaccine. As such we believe the approval process will require its own unique development pathway to be approved for this use.

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

Optimal protection from a vaccine requires both a systemic immune response elicited by the IM vaccine injection and a mucosal immune response elicited by the intranasal administration of REVTx-200. We hypothesize that intranasal administration of REVTx-200 will result in improved recruitment of vaccine-specific activated adaptive immune cells (e.g. T cells and B cells) into the nasal mucosa.

Biomarker data from our Phase 1 clinical study (RVL-NHV01) and Phase 2 virus challenge study (RVL-VRL01) supports this hypothesis. In particular, we were able to see increases in local (intranasal) IL-7 and MCP-1 as well as increased titers of antibodies specific to the viral challenge pathogen. IL-7 is a cytokine that induces the differentiation of hematopoietic stem cells into T cells, B cells, and NK cells. MCP-1 is a chemokine that recruits B cells and T cells to the site of application. In addition, MPLA has been reported to improve expression of T cell stimulatory co-factors such as CD80 to improve the engagement of the adaptive immune system. This data suggest intranasal REVTx-200 will traffic antigen activated B cells and T cells to the intranasal space.

Nonclinical studies

Revelation is currently conducting a preclinical study to evaluate improved mucosal immunity against a SARS-CoV-2 trimeric peptide vaccination administered intranasally or IM. Vaccine administered in conjunction with REVTx-200 will be evaluated relative to vaccination alone, through improved systemic and mucosal antibody titers, including the detection of an antigen specific antibody response. Additional endpoints will be evaluated to provide additional clarity on the impact of REVTx-200 on immune cell recruitment and activation. Additional nonclinical studies will be necessary to optimize the formulation and dosing regimen for REVTx-200.

REVTx-99b

Overview

REVTx-99b potentially engages three different aspects of the allergic response via stimulation of the TLR-4 pathway. These include (i) the possible induction of a physical barrier to allergens, (ii) the possible reduction of IgE secretion as a result of IFN upregulation and (iii) by secretion of IP-10 which competes for the native eotaxin receptor.

Stimulation of TLR-4 results in mobilization of exosomes from epithelia which can release antimicrobial peptides and nitric oxide that can destroy invading pathogens/antigens (Nocera 2018). TLR-4 stimulation also leads to generation of Type I interferons which block activation of Th2 cellular activity, resulting in reduced IgE secretion and reduction in allergic symptoms (Gonzalez-van Horn 2015). Type I IFN response results in the generation of IP-10, which is capable of binding to CCR3, the native receptor for eotaxin and is present on cells involved in the allergic response, including eosinophils, basophils, and mast cells (Loetscher 2001). IP-10 binding to CCR3 prevents eotaxin from binding and recruiting immune cells, thereby reducing recruitment of Th2 cells and attenuating the allergic response.

Future development activities will include formulation development and optimization which is a key aspect for intranasal delivery. This formulation development will be done in conjunction with preclinical models (including an anaphylaxis model, in which administration of allergen will be followed by treatment with multiple dose levels of intranasal REVTx-99b. Resolution of symptoms will be assessed through the evaluation of local and systemic allergic endpoints, likely including IgE and IgG4 titers, tryptase, histamine, and eotaxin levels.

REVDx-501 (Diagnostic) Overview

REVDx-501 (REVIDTM Rapid Test Kit) is being developed as a rapid point of care in vitro diagnostic test (or diagnostic device) that has the potential to detect IP-10 as a surrogate marker of respiratory viral infections including SARS-CoV-2, Influenza A, Influenza B, parainfluenza, or respiratory syncytial virus. REVDx-501 is currently being developed as a point of care test kit with a simple to read visual readout which provides a result in less than 15 minutes without the need for specialized instrumentation. Sample collection is simply a swab of the anterior nares (nostrils) making sample collection easy. If approval is obtained, we anticipate the commercial version of the kit to be a self-contained, portable kit that can be shipped anywhere. The instructions will direct users with a positive result to seek confirmatory testing and/or medical treatment.

While the kit could potentially be used universally at home as a self-screening method a more practical and potential early use would be as a screening tool in healthcare facilities (e.g. hospitals and nursing homes) to allow for rapid triage and appropriate isolation of patients with potential respiratory infection.

In addition, the diagnostic can be used to increase the efficiency of PCR testing by eliminating wasted testing on subjects who are not infected with a viral infection. The figure below explains the concept of increasing the efficiency of PCR testing. The left panel shows the current state of PCR testing with most patients (>80%) being PCR negative for infection. The right panel shows the effect of the addition of the REVID screening test to rule out virus negative patients resulting in better utilization of the PCR test.

The diagnostic is based on the knowledge that respiratory viral infection results in elevated nasal mucosal secretions containing specific cytokines (e.g., IP-10, IFN), which can be detected rapidly after exposure. One or more of these cytokines can be detected using a lateral flow assay format (e.g., home pregnancy kit) from a mucosal sample collected from the anterior nares.

Device Testing and Data supporting the potential utility of REVDx-501

Clinical samples were collected under protocol and with consent from volunteers presenting at a COVID-19 testing center. Participants included those presenting with symptoms including fever, cough, loss of taste or loss of smell as well as asymptomatic (no symptoms) subjects. For each subject, a sample was collected using the nasopharyngeal method and tested by PCR for SARS-CoV-2 and a second sample of the lower nose was collected using the REVDx-501 swab and tested using the REVDx-501 test method. The results shown below from this testing showed REVDx-501 to have excellent correlation with PCR for replicating SARS-CoV-2 virus (100% positive agreement for replicating SARS-CoV-2 virus, 86% negative agreement for no replicating SARS-CoV-2 virus).

PCR vs. REVDx-501 Test Kit	PCR POSITIVE	PCR NEGATIVE
Test Kit POSITIVE	37	21
Test Kit NEGATIVE	0	132
TOTAL SAMPLES	37	153

Patients who reported symptoms of fever, cough, loss of taste or loss of smell were tested by REVDx-501 and PCR. REVDx-501 had a 0% false negative rate for replicating SARS-CoV-2. These results include patients who reported onset of symptoms within 24 hours of the test, which may make the diagnostic an earlier detection method than even PCR. In addition, the positive REVDx-501 results that were PCR negative for COVID-19 were likely caused by other viral infections. Source.

In addition to the clinical evaluation described above, the FDA recommends a series of validation studies for IVD devices prior to submission for approval. These studies are planned and ongoing and include limit of detection, inclusivity, cross-reactivity, flex, usability, and clinical evaluation studies.

The LOD, inclusivity, cross-reactivity, and flex test studies are generally analytical laboratory-based (“bench”) studies to test how well the diagnostic device can detect the chemical or pathogen the device is intended to measure, as well as under different conditions. Usability (human factors) studies are investigations that enable a device design team to improve the usability of their device to meet acceptable standards of risk — it informs the development team if the device kit and instructions for use are appropriate for typical users.

Generally, the final study is the clinical evaluation study, which is the largest study (at least 100 users). This study is considered the “real-world” testing of the product. Study participants will use the test kit as recommended in a clinical setting or a simulated clinical environment. The device test kit results are compared to a PCR assay, as the reference standard test. Overall, in order to be considered for marketing approval by FDA, users should have minimal issues using the test and the device test results should align very closely with the reference test.

We have suspended development of REVDx-501 to focus our resources on development of our therapeutic candidates.

Competition

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. We believe the key competitive factors that will affect the development and commercial success of REVTx-300, REVTx-100, REVTx-200, REVTx-99b, and any future Program Product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price, the level of generic competition and reimbursement. We believe the key competitive factors that will affect the development and commercial success of REVDx-501 and any future product candidates are reliability, convenience, and price. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities, and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. A number of device companies are pursuing the development or marketing of devices in the same or similar space. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of respiratory viral infections, it is likely that the number of companies seeking to develop products and therapies for the prevention or treatment of viral infection, will increase.

If REVTx-300 is approved is approved for prevention or treatment for chronic kidney disease, we would face competition from currently approved and marketed products including Farxiga®. We would also have future competition that could arise from products currently in development.

If REVTx-100 is approved for prevention or treatment of infection, we would face competition from currently approved and marketed products including many antibiotics that are effective against non-resistant strains of bacteria. We would also have future competition that could arise from products currently in development.

If REVTx-200 is approved is approved as an intranasal adjunct for intramuscular vaccination, we would face competition from currently approved and marketed products including most intramuscular vaccine adjuvants, such as CpG 1018 (Dynavax). We would also have future competition that could arise from products currently in development.

If REVTx-99b is approved is approved is approved for prevention or treatment of food allergies, we would face competition from currently approved and marketed products including Palforzia® for prophylactic desensitization and epinephrine for acute anaphylactic shock due to exposure to a peanut allergen. We would also have future competition that could arise from products currently in development.

If REVDx-501 is approved, it will need to be a stand alone test and will not be able to be combined with other diagnostic test and competition would arise from various companies and partnerships currently engaged in clinical studies with competing device concepts including: Quest Diagnostics, Inc., Laboratory Corporation of America Holdings, and Eurofins Advantar Laboratories. As well as from currently approved COVID-19 home test from Ellume Limited, MeMed, Abbot Laboratories, and Lucira Health.

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

Manufacturing and Supply

We do not own or operate manufacturing facilities for the production of our Program Products or any other product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our Program Products or any other product candidates for preclinical and clinical testing, as well as for commercial manufacturing if REVTx-300, REVTx-100, REVTx-200 or any future product candidate receives marketing approval. Also, we currently rely and continue to rely on third parties for the manufacturing and development of our diagnostic devices for clinical testing, as well as for commercial manufacturing if REVDx-501 gets marketing approval. Also, there is only one supplier for PHAD®, Avanti Polar Lipids, Inc., with whom we do not have a long-term supply agreement. Currently we have purchased enough material for our planned clinical studies through purchase orders.

Strategic Acquisitions and In-Licensing

We are working to deepen the pipeline of Revelation through both internal organic development of new technologies along with portfolio additions from acquisitions, strategic partnerships and in-licensing of new therapeutic product candidates. From time to time we enter into discussions regarding potential transactions; however, our focus is on development of our existing pipeline and discussions with third parties to date have not progressed beyond the preliminary stage.

Vanderbilt License

On September 29, 2022, we entered into an exclusive worldwide license agreement with Vanderbilt University to develop and commercialize PHAD, for treating or preventing infections. The license grants Revelation the use of issued US patent 11,389,465.

We are obligated to use commercially reasonable efforts to (i) develop, commercialize, market and sell licensed products in a manner consistent with a development plan submitted to Vanderbilt by April 2023 and (ii) achieve certain financing, development, regulatory and clinical milestone events, including, among other things, raising $5 million in financing to advance the development program, commencement of various clinical trials by target dates according to the development plan and the filing of an IND by the end of 2032.

Under the license agreement we are obligated to make payments to Vanderbilt based upon achievement of certain milestones including achievement of various clinical trial events, regulatory approval and sales levels. In addition, we will pay royalties on sales of products using the licensed patent.

Vanderbilt has the right to terminate the license agreement if the development milestones are not made, subject to a six-month grace period.

Global Health

We entered into a Global Health Agreement (“GHA”) with AXA IM Prime Impact Fund on December 31, 2020. As part of the GHA for six years from December 31, 2020 (the “Term”) we will (i) provide REVTx-99a/b and REVDx-501 (the “GHA Program Products”), if approved by the FDA and/or the EMA, to non-profit organizations and public-sector purchasers (“Global Health Purchasers”) in certain low and middle income countries (as defined by the World Bank) (“Target Countries”), to be determined by the Global Access Committee (the “GAC”), at a price of no more than 30% above the cost of goods sold, (ii) make available up to 20% of the annual unit sales volume, (iii) allocate $50,000 per year to the GAC to work on training programs, and (iv) work with global health authorities to have the products added to protocols and treatment guidelines.

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

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology, and know-how, to operate without infringing upon the proprietary rights of others and to prevent others from infringing upon our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our product candidates and components thereof, their methods of use and processes for their manufacture, our kit designs, our proprietary reagents and assays, and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms, and product candidates.

As of March 21, 2023, our patent portfolio includes three U.S. provisional patent applications – one for REVTx-300, one for REVTx-99b and one for a new drug program. These provisional patent applications will be converted to utility patent applications prior to their respective 1-year anniversaries. Our portfolio includes three international PCT patent applications, two for REVTx-99b, and one for REVDx-501. In regard to our REVTx-99b program, one PCT patent application is directed to MPLA formulations including REVTx-99b and one PCT patent application is directed to the use of REVTx-99b for the treatment of allergic rhinitis and chronic nasal congestion. In regard to our REVDx-501 program, the PCT patent application has claims directed to the rapid detection kit and methods for detecting a signal of viral infection of the respiratory tract. The provisional application for REVTx-300 is directed to the use of MPLA formulations for the prevention of loss of function associated with chronic organ disease. The provisional application for REVTx-99b is directed to nasal administration of MPLA formulations as an adjuvant to traditional allergy immunotherapy, such as oral allergy immunotherapy.

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

Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay incurred by the USPTO in examining the patent application (patent term adjustment, or PTA) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension, or PTE), or both. In addition, we cannot provide any assurance that any patents will be issued from our pending or future applications or that any issued patents will adequately protect our products or product candidates.

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

Employees

As of March 21, 2023, we had 6 full-time employees, 2 of whom are engaged in research and development activities or operations and 4 of whom are engaged in general and administrative activities or operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that the amount of the fees sought exceeded the $8.5 million cap on transaction expenses in the Business Combination Agreement. This action remains pending as of the date of this report. On March 2, 2023, the court denied the plaintiff’s motion for summary judgment. As of the date of this report, the court has not set any schedule for discovery or a timetable for any trial.

Of the LifeSci Capital LLC claim, $1.5 million relates to deferred underwriting fees from the Petra initial public offering. In addition, but separate from the claim, one of the underwriters in the Petra initial public offering who is not a participant in the litigation with LifeSci Capital LLC recently issued a demand letter seeking repayment for $655 thousand in fees owed from the Petra initial public offering that remain unpaid. Both of these amounts are recorded as a current liability in the financial statements as of December 31, 2022 under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

On September 27, 2022, A-IR Clinical Research Ltd. (“A-IR”) filed a claim against the Company in the High Court of Justice, in the Business and Property Courts of England and Wales, seeking £1.6 million in unpaid invoices, plus interest and costs, relating to the Company’s viral challenge study. The Company is disputing the claim because many of the invoices relate to work that was not performed and A-IR had misrepresented its qualifications to perform the contracted work. Since this proceeding is at a very early stage, no liability is reflected in the financial statements as the amount of any liability cannot be determined at this time.

On January 30, 2023, Marwood Advisory Group, LLC filed an action in the Supreme Court of New York for the County of New York seeking damages in the amount of $150,000 plus interest in respect of a contract agreed by the sponsors of Petra allegedly relating to a due diligence report with another target considered by Petra prior to the Business Combination. The Company believes it has defenses to this claim and as of the date of this report no answer is due. Since this proceeding is at a very early stage, no liability is reflected in the financial statements as the amount of any liability cannot be determined at this time.

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

In the United States, the FDA regulates drug products under the FD&C Act, its implementing regulations, and other federal, state and local statutes and regulations. Drugs are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For drug product candidates regulated under the FD&C Act, FDA must approve a NDA. The process generally involves the following:

●	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;

●

completion of the manufacture, under current Good Manufacturing Practices (“cGMP”), conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

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

Preclinical studies and the IND process — Therapeutics

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed protocol for clinical studies, among other things, to the FDA as part of an IND. An IND is an exemption from the FD&C Act that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical study and is a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved application. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical studies and places the study on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. As a result, submission of an IND may not necessarily result in the FDA allowing clinical studies to commence.

Clinical studies — Therapeutics

Clinical studies involve the administration of the investigational new drug to human subjects — healthy volunteers or patients — under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical study. Clinical studies are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical study must review and approve the plan for any clinical study before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB may also require the clinical study at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. For clinical studies involving an IND, an IRB must operate in compliance with FDA regulations. Additionally, some studies are overseen by an independent group of qualified experts organized by the study sponsor, known as a DSMB. This group provides authorization as to whether or not a study may move forward at designated check points based on access that only the DSMB maintains to available data from the study.

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

Clinical studies — Device

Clinical studies are almost always required to support pre-market approval and are sometimes required for 510(k) clearance or de novo clearance. In the United States, for significant risk devices, these studies require submission of an application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients at specified study sites. During the study, the sponsor must comply with the FDA’s IDE requirements for investigator selection, study monitoring, reporting and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and recordkeeping requirements. Clinical studies for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate IRBs at the clinical study sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety, and welfare of human research subjects. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical study must still be conducted in compliance with various requirements of FDA’s IDE regulations and be approved by an IRB at the clinical study sites. The FDA or the IRB at each site at which a clinical study is being performed may withdraw approval of a clinical study at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a study is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval or clearance of the product.

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

FDA’s Pre-market Clearance and Approval Requirements — Device

In vitro diagnostic tests such as our REVDx-501 diagnostic program is regulated as medical devices. Each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance, de novo classification or PMA, unless it is exempt, or a pre-market approval from the FDA. In the United States, the FD&C Act, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, 510(k), or de novo classification, and approval of a PMA.

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

●

corrections and removal reporting regulations, which require that manufactures report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health; and

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

FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the CDHS, requires us to register as a medical device manufacturer within the state. Because of this, the FDA and the CDHS inspect us on a routine basis for compliance with the QSR. These regulations require that we manufacture our products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facilities. Further, the FDA requires us to comply with various FDA regulations regarding labeling. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the CMS, other divisions of the HHS (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of HIPAA, and similar state laws, each as amended, as applicable.

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

Pediatric information and exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA, BLA or supplement to an NDA or BLA must contain data from pediatric studies that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Under the FDASIA, the FDA has additional authority to take action against manufacturers not adhering to pediatric study requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

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

For patents that might expire during the application phase, the patent owner may request an interim patent term extension. An interim patent term extension increases the patent term by one year and may be renewed up to four times. For each interim patent term extension granted, the post-approval patent term extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent term extension is being sought is likely.

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Affordable Care Act, signed into law in 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

Item 1A. Risk Factors

The following risk factors are not exhaustive and investors are encouraged to perform their own investigation with respect to the business, prospects, financial condition and operating results of Revelation and our business, prospects, financial condition and operating results. You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K, including our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, prospects, financial condition or operating results. The following discussion should be read in conjunction with our audited financial statements and notes to the financial statements included herein.

Unless the context otherwise requires, references herein to “Program Products” refers to Revelation’s REVTx-300, REVTx-100, REVTx-200, REVTx-99a, REVTx-99b and REVDx-501 programs.

Risks Related to Our Business

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

We are not profitable and have incurred net losses since our inception. As of December 31, 2022, we had an accumulated deficit of $25.3 million. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, conduct clinical studies, and seek regulatory approvals for, our Program Products, and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing and clinical study activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have, had and will continue to have a material adverse effect on our stockholders’ equity and working capital.

Additionally, taking into consideration the net proceeds of approximately $14.0 million received in connection with the public offering completed in February of 2023, we do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that our audited financial statements for December 31, 2022 were issued, which raises substantial doubt about our ability to continue as a going concern. In our own required quarterly assessments, we may continue to conclude that there is substantial doubt about our ability to continue as a going concern, and the current and future reports from our independent registered public accounting firm contains and may also contain statements expressing substantial doubt about our ability to continue as a going concern.

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

We have no products approved for marketing in any jurisdiction, our Program Products are in early stages of development. We have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of and obtain the regulatory and marketing approvals necessary to commercialize one or more of our Program Products. We do not anticipate generating revenue from product sales in the next couple of years. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Conducting clinical studies for any product candidates for approval in the United States requires filing an IND and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the IRB at each such site, manufacturing clinical quantities of product candidates and supplying drug product or devices to clinical sites. Currently, we do not have an active IND with the FDA in the United States for our Program Products. If our IND is not approved by the FDA, our clinical development timeline may be negatively impacted, and any future clinical programs may be delayed or terminated.

Even if the clinical studies are approved by FDA or other regulatory agencies, clinical study is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical studies can occur at any time during the clinical study process. We do not know whether future clinical studies, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical studies can be delayed, suspended or terminated for a variety of reasons, including failure to (i) generate sufficient positive preclinical and clinical data; (ii) recruit CROs, clinical investigators and patients in a timely manner; (iii) manufacture sufficient quantities at the required quality of Program Products for use in clinical studies; (iv) raise sufficient capital to fund a study; (v) comply with all applicable regulatory requirements, whether in the United States or elsewhere, and (vi) obtain successful regulatory approval from regulatory authorities like the FDA.

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

To date, the primary focus of our product development has been on the development of REVTx-300, REVTx-100, REVTx-200 and REVTx-99a/b, our therapeutic products and REVDx-501, our diagnostic device.

Our near-term focus is on the development of REVTx-300, REVTx-100 and REVTx-200, which are in pre-clinical development working towards early clinical trials.

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

We will need to successfully complete pivotal clinical studies in order to obtain the approval of the FDA, the EMA or other regulatory agencies to market any of our Program Products. Carrying out later-stage clinical studies and the submission to the FDA of a successful NDA, BLA, 510(k) Clearance, De Novo Clearance or PMA is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical studies and have limited experience in preparing, submitting and prosecuting regulatory filings. We may be unable to conduct clinical studies at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical studies in a timely fashion, if at all. In addition, the design of a clinical study can determine whether its results will support approval of a product, and flaws in the design of a clinical study may not become apparent until the clinical study is well advanced. Because we have limited experience as a company designing clinical studies, we may be unable to successfully and efficiently execute and complete necessary clinical studies in a way that leads to successful regulatory submission and approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies, could prevent us from or delay us in commercializing our Program Products. We rely on third parties to conduct certain elements of our preclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our Program Products.

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

Our business depends on the success of our Program Products, including obtaining regulatory approval to market our product candidates in the United States and/or other major foreign markets such as the EU.

We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of REVTx-300, REVTx-100 and REVTx-200. Historically we have invested in REVDx-501 and REVTx-99a/b until June of 2022. If we cannot successfully develop, obtain regulatory approval for, and commercialize our Program Products, we may not be able to continue our operations. The future regulatory approval and commercial success of our Program Products are subject to a number of risks, including the following:

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

●	we may not be able to obtain adequate evidence from our clinical studies for our Program Products;

●	the results of our clinical studies may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for marketing approval;

●	we cannot be certain of the number of types of clinical studies and non-clinical studies that the regulatory agencies will require in order to approve our Program Products;

●	the data from clinical studies conducted outside of the United States may not be accepted by the FDA or other regulatory authorities;

●	patients in our clinical studies may suffer serious adverse events for reasons that may or may not be related to our Program Products, which could delay or prevent further clinical development;

●	the regulatory agencies may find deficiencies without manufacturing processes or facilities;

●	the CROs, that we retain to conduct our clinical studies may take actions outside of our control that materially adversely impact our clinical studies;

●	the regulatory agencies may not approve the formulation, labeling or specifications of REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or other future product candidates;

●	the regulatory agencies may change their approval policies or adopt new regulations;

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:

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

Even if we obtain FDA or other comparable regulatory agencies approval for any of our Program Products and begin commercializing those products in the United States or other countries, our operations may be directly or indirectly through our relationships with physicians, patients, third-party payors and customers, subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business or financial arrangements and relationships through which we research, market, sell and distribute our Program Products. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others, the United States Anti-Kickback Statute, the False Claims Act, the United States Health Insurance Portability and Accountability Act of 1996, and the Sunshine Act and analogous state laws. Ensuring that our internal operations and business arrangements with third parties comply with all applicable healthcare laws and regulations will likely be costly.

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

Even if approved, we will compete with currently approved therapies and therapies further along in development. Our competitors both in the United States and abroad include large, well-established pharmaceutical and generic companies with significantly greater name recognition and an established market share. Our competitors may be able to charge lower prices than we can, which may adversely affect our market acceptance. Many of these competitors have greater resources than we do, including financial, product development, marketing, personnel and other resources.

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

Risks Related to COVID-19 and our Reliance on Third Parties

COVID-19 related disruptions have had an adverse impact on the Company’s business, operations and financial performance. The Company is unable to predict the full extent to which the COVID-19 pandemic or any future pandemic, epidemic or similar public health threat will adversely impact its business, operations, financial performance, results of operations, and financial condition.

During the COVID-19 public health emergency our business was adversely affected by the inability to timely enroll patients in our clinical trials, limitations in employee resources that would otherwise be focused on the conduct of our clinical studies, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators, and clinical site staff, due to competition with other pharmaceutical companies starting their clinical studies that have been delayed or paused due to the COVID-19 pandemic for limited resources such as clinical sites, site investigators, clinical site staff, as well as various other resources would or the overwork of existing investigators and staff; delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees, and others. While we believe the global health systems and patients have largely adapted to the impact of COVID-19, the continued duration and severity of the COVID-19 pandemic is uncertain and difficult to predict. The degree to which COVID-19 related disruptions impact the Company’s results in 2023 will depend on future developments, beyond the Company’s knowledge or control, including governmental and third-party actions taken to contain or prevent the spread and treatment of the virus and mitigate its public health and economic effects. In addition, any future pandemic, epidemic or similar public health threat could present similar risks to the Company’s business, cash flow, results of operations, financial condition and prospects.

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

Until such time, if ever, as we establish a manufacturing facility that has been properly validated to comply with FDA or other comparable regulatory agencies cGMP requirements, we will not be able to independently manufacture Program Products for our planned preclinical and clinical programs. We currently rely on a third-party manufacturer for the production of our clinical study materials. And to date, REVTx-300, REVTx-100, REVTx-200 and REVTx-99a/b have been manufactured by a single third-party manufacturer. This manufacturer may not be able to scale production to the larger quantities required for large clinical studies and to commercialize REVTx-300, REVTx-100, REVTx-200 and REVTx-99b, if approved. REVDx-501 has also been manufactured and developed by a single third-party manufacturer. This manufacturer may not be able to scale production to the larger quantities required for a clinical study and to commercialize, if approved. Also, the third-party manufacturers may not be able to produce Program Products that meet the quality requirements. In the event that this third-party manufacturer does not successfully carry out its contractual duties, meet expected deadlines or manufacture our products in accordance with regulatory requirements or if there are disagreements between us and this third-party manufacturer, we will not be able to complete, or may be delayed in completing, the clinical studies required. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Certain raw materials necessary for the manufacture of REVTx-300, REVTx-100, REVTx-200 and REVTx-99b under our current manufacturing process, such as our API, are available only from a single supplier. Any significant delay in the acquisition or decrease in the availability of these raw materials from our supplier could considerably delay the manufacture of REVTx-300, REVTx-100, REVTx-200 and REVTx-99b, which could adversely impact the timing of any planned studies or the regulatory approvals of REVTx-300, REVTx-100,

REVTx-200 and REVTx-99b. The FDA and other comparable foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and other comparable foreign regulatory authorities also inspect these facilities to confirm compliance with cGMP.

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

Third parties may infringe our patents or misappropriate or otherwise violate our intellectual property rights. In the future, we may initiate legal proceedings to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us to challenge the validity or scope of intellectual property rights we own, control or license. For example, generic or biosimilar drug manufacturers or other competitors or third parties may challenge the scope, validity or enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings. These proceedings can be expensive and time-consuming and many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own, control or license, particularly in countries where the laws may not protect those rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, if we initiated legal proceedings against a third party to enforce a patent covering a product candidate, the defendant could assert that such patent is invalid or unenforceable, or does not cover their product candidate. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. In an infringement or declaratory judgment proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable or may refuse to stop the other party from using the subject matter alleged to be infringing on the grounds that our patents do not cover that subject matter. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, narrowed, held unenforceable or interpreted in such a manner that would allow third parties to enter the market with competing products.

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

We are in the early stages of building the full management team and employee base that we anticipate we will need to complete the development of our Program Products and other future product candidates. As of March 21, 2023, we had 6 employees.

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

Our drug development programs, and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. For example, we have recently licensed a patent from Vanderbilt University which is the basis of REVTx-100.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidate for which we obtain regulatory approval. Our current and future arrangements may expose us to broadly applicable fraud and abuse and other healthcare laws that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws pertaining to fraud and abuse are and will be applicable to our business. Such laws include, but are not limited to, the following:

●

Federal false claims, false statements and civil monetary penalties laws, including the federal civil FCA, which can be enforced through civil whistleblower or qui tam actions, prohibit, among others, any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

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

●

The federal HIPAA, which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

We have completed a Phase 2b clinical study in Europe and we will continue to collect, process, use or transfer personal information from individuals located in the EEA in connection with our business, including in connection with conducting clinical studies in the EEA. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the EEA. The collection and use of personal health data in the EEA is governed by the provisions of the GDPR, along with other European Union and country-specific laws and regulations. The United Kingdom and Switzerland have also adopted data protection laws and regulations. These legislative acts (together with regulations and guidelines) impose requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such data outside of the EEA, including to the United States, providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers or corporate representatives, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the EEA and other states in the EEA may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations. European data protection authorities may interpret the GDPR and national laws differently and may impose additional requirements, which adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the Annual Report on Form 10-K for our fiscal year ending December 31, 2022. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company” or “smaller reporting company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company or smaller reporting company, we intend to take advantage of an exemption available to emerging growth companies and smaller reporting companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our Common Stock may decline.

We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our Common Stock less attractive to investors.

We are an emerging growth company and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the IPO, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of $1.07 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of March 31 of such fiscal year), or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

The Company has granted a number of its stockholders’ registration rights with respect to their shares of Common Stock. See the section titled “Registration Rights.” Such future sales of our shares of Common Stock by our existing stockholders, pursuant to and in accordance with the provisions of any registration statement, may have a depressive effect on the market price of our shares of Common Stock. Further, in general, under Rule 144 under the Securities Act, a person who has satisfied a minimum holding period of between six months and one-year and any other applicable requirements of Rule 144, may thereafter sell such shares publicly. A significant number of our currently issued and outstanding shares of Common Stock held by existing stockholders, including officers and directors and other principal stockholders are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. The possible future sale of our shares by our existing stockholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of our Shares of Common Stock in the applicable trading marketplace.

FINRA has adopted sales practice requirements, which may also limit a stockholder’s ability to buy and sell our Common Stock.

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

Revelation’s Common Stock and Public Warrants are listed on the Nasdaq Capital Market under the symbols “REVB” and “REVBW,” respectively. If Nasdaq delists the Revelation Common Stock and Public Warrants from trading on its exchange for failure to meet the listing standards such as the minimum public stockholders equity requirement or for failure to hold an annual stockholders meeting, we and our stockholders could face significant material adverse consequences including:

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

Revelation will continue to incur significant increased expenses and administrative burdens as a public company, which could negatively impact its business, financial condition and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the Nasdaq Capital Market, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Additionally, as a public company subject to additional rules and regulations and oversight, we may not have the same flexibility we had as a private company.

Revelation’s business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause Revelation to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of Revelation Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and board of directors’ attention and resources from the Revelation’s business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to the Combined Entity’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, Revelation may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

We lease laboratory space located at 11011 Torreyana Rd., Suite 102, San Diego, California, which consists of approximately 2,140 square feet. The lease expires on December 31, 2023. Our corporate headquarters is located at 4660 La Jolla Village Dr., Suite 100, San Diego, California, where we currently have access to office space on an as-needed basis. We believe that our current space is adequate for our needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that the amount of the fees sought exceeded the $8.5 million cap on transaction expenses in the Business Combination Agreement. This action remains pending as of the date of this report. On March 2, 2023, the court denied the plaintiff’s motion for summary judgment. As of the date of this report, the court has not set any schedule for discovery or a timetable for any trial.

Of the LifeSci Capital LLC claim, $1.5 million relates to deferred underwriting fees from the Petra initial public offering. In addition, but separate from the claim, one of the underwriters in the Petra initial public offering who is not a participant in the litigation with LifeSci Capital LLC recently issued a demand letter seeking repayment for $655 thousand in fees owed from the Petra initial public offering that remain unpaid, Both of these amounts are recorded as a current liability in the financial statements as of December 31, 2022 under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

On September 27, 2022, A-IR Clinical Research Ltd. (“A-IR”) filed a claim against the Company in the High Court of Justice, in the Business and Property Courts of England and Wales, seeking £1.6 million in unpaid invoices, plus interest and costs, relating to the Company’s viral challenge study. The Company is disputing the claim because many of the invoices relate to work that was not performed and A-IR had misrepresented its qualifications to perform the contracted work. Since this proceeding is at a very early stage, no liability is reflected in the financial statements as the amount of any liability cannot be determined at this time.

On January 30, 2023, Marwood Advisory Group, LLC filed an action in the Supreme Court of New York for the County of New York seeking damages in the amount of $150,000 plus interest in respect of a contract agreed by the sponsors of Petra allegedly relating to a due diligence report with another target considered by Petra prior to the Business Combination. The Company believes it has defenses to this claim and as of the date of this report no answer is due. Since this proceeding is at a very early stage, no liability is reflected in the financial statements as the amount of any liability cannot be determined at this time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and warrants are traded on the Nasdaq Capital Market under the symbols “REVB” and “REVBW”, respectively.

Holders of Record

As of March 21, 2023, there were approximately 78 stockholders of record of our common stock and 28 holders of record of our warrants. Because many of our securities are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid dividends on shares of our common stock, and we do not have any plans to pay dividends in the foreseeable future. Any determination to pay dividends to holders of shares of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the agreements governing any indebtedness we may enter into and other factors that our board of directors deems relevant.

Issuer Purchases of Equity Securities

The following table summarizes all of the repurchases of the Company’s equity securities during the year ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2022 to January 31, 2022	–	–	–	–
February 1, 2022 to February 28, 2022	21,429(1)	$ 357.10	21,429	–
March 1, 2022 to March 31, 2022	–	–	–	–
April 1, 2022 to April 30, 2022	–	–	–	–
May 1, 2022 to May 31, 2022	–	–	–	–

June 1, 2022 to June 30, 2022	–	–	–	–
July 1, 2022 to July 31, 2022	–	–	–	–
August 1, 2022 to August 31, 2022	–	–	–	–
September 1, 2022 to September 30, 2022	–	–	–	–
October 1, 2022 to October 31, 2022	–	–	–	–
November 1, 2022 to November 30, 2022	–	–	–	–
December 1, 2022 to December 31, 2022	–	–	–	–
Total	21,429	$ 357.10	21,249	–

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our audited financial statements and the notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary” sections.

Overview

Revelation is a clinical-stage biopharmaceutical company founded in May 2020. We are focused on the development or commercialization of innate immune system therapeutics and diagnostics. Our current product candidates were developed by us to potentially prevent, treat and detect disease. Our therapeutic product candidates are based on our therapeutic platform and consist of REVTx-300, which is being developed as a potential therapy for the prevention and treatment of acute organ injury (e.g. AKI, MI) and chronic organ disease including CKD; REVTx-100, which is being developed for the prevention and treatment of infections including healthcare-associated bacterial infection resulting from surgery, severe burns, and antibiotic resistance; REVTx-200, which is being developed as a potential intranasal therapy that will be administered concurrently with a traditional commercially available IM vaccine; and REVTx-99b, which is being developed for the treatment of food allergies. REVTx-99a was being developed as a broad anti-viral nasal drop solution for the potential prevention or potential treatment of respiratory viral infections and REVTx-99b was being developed as a prevention or treatment for chronic nasal congestion and allergic rhinitis until June of 2022. Our diagnostic, REVDx-501 (REVIDTM Rapid Test Kit), was being developed as a rapid point of care diagnostic product that can potentially be used to detect various respiratory viral infections.

Since our inception in May 2020, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of REVTx-300, REVTx-100, REVTx-200, REVTx-99a/b and REVDx-501, our product candidates.

We have funded our operations since our inception in May 2020 to December 31, 2022 through the issuance and sale of our capital stock, from which we have raised net proceeds of $29.9 million. Additionally, taking into consideration the net proceeds of approximately $14.0 million received in connection with the public offering completed in February of 2023, our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one year after the date that our audited financial statements for December 31, 2022 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $10.8 million for the year ended December 31, 2022 and $12.0 million for the year ended December 31, 2021, respectively. As of December 31, 2022 we had an accumulated deficit of $25.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or other product candidates, which we expect will not be for at least several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or other product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Recent Developments

Change in Authorized Shares and Reverse Stock Split

On January 30, 2023, at a special meeting of stockholders, our stockholders approved a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation to change the authorized common stock from 100,000,000 to 500,000,000 shares and effect a reverse stock split of our outstanding shares of common stock at a specific ratio within a range of one-for-twenty (1-for-20) to a maximum of a one-for-one hundred (1-for-100) split. On January 30, 2023, we filed the Certificate of Amendment which set the authorized common stock to 500,000,000 and effected a 1-for-35 reverse stock split of our outstanding shares of common stock as of 12:01 a.m. Eastern Standard Time on February 1, 2023.

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

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our product candidates, REVTx-300, REVTx-100, REVTx-200, REVTx-99a/b and REVDx-501. Our research and development expenses consist primarily of external costs related to clinical development, costs related to contract research organizations, costs related to consultants, costs related to acquiring and manufacturing clinical study materials, costs related to contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions, costs related to laboratory supplies and services, and personnel costs. Personnel and related costs consist of salaries, employee benefits and stock-based compensation for personnel involved in research and development efforts.

We expense all research and development expenses in the periods in which they are incurred. We accrue for costs incurred as the services are being provided by monitoring the status of specific activities and the invoices received from our external service providers. We adjust our accrual as actual costs become known.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue the development of REVTx-300, REVTx-100, REVTx-200, REVTx-99b and REVDx-501 and continue to invest in research and development activities. The process of conducting the necessary clinical research and product development to obtain regulatory approval is costly and time consuming, and the successful development of REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 and any future product candidates is highly uncertain. To the extent that our product candidates continue to advance into larger and later stage clinical studies, our expenses will increase substantially and may become more variable.

The actual probability of success for REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or any future product candidate may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in the development of REVDx-501, investment in our clinical programs, manufacturing capability and competition with other products. As a result, we are unable to determine the timing of initiation, duration and completion costs of our research and development efforts or when and to what extent we will generate revenue from the commercialization and sale of REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or any future product candidate.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$5,377,400	$6,914,756	$(1,537,356)
General and administrative	5,487,111	5,035,729	451,382
Total operating expenses	10,864,511	11,950,485	(1,085,974)
Loss from operations	(10,864,511)	(11,950,485)	1,085,974
Total other income (expense), net	34,962	(36,352)	71,314
Net loss	$(10,829,549)	$(11,986,837)	$1,157,288

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,
	2022	2021	Change
REVTx-99a clinical study expenses	$3,104,727	$2,787,193	$317,534
REVTx-99b clinical study expenses	450,464	452,982	(2,518)
REVTx-99a/b manufacturing expenses	225,578	460,488	(234,910)
REVDx-501 diagnostic development	27,660	1,285,143	(1,257,483)
Personnel expenses (including stock-based compensation)	1,136,811	1,615,622	(478,811)
Other expenses	432,160	313,328	118,832
Total research and development expenses	$5,377,400	$6,914,756	$(1,537,356)

Research and development expenses decreased by $1.5 million, from $6.9 million for the year ended December 31, 2021 to $5.4 million for the year ended December 31, 2022. The decrease was primarily due to decreases of $1.3 million in diagnostic development expenses related to REVDx-501, $0.5 million in personnel expenses and $0.2 million in REVTx-99a/b manufacturing expenses. The decrease in personnel expenses is primarily due to the release of employees in July 2022, including a decrease of $0.1 million due to the reversal of accrued bonus expense and share-based compensation expense related to forfeited, unvested equity awards, offset by an increase in severance expense. These decreases were offset by an increase of $0.3 million in clinical study expenses related to REVTx-99a.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Year Ended December 31,
	2022	2021	Change
Personnel expenses (including employee stock-based compensation)	$1,874,706	$2,564,122	$(689,416)
Legal and professional fees (including non-employee stock-based compensation)	2,073,561	2,338,732	(265,171)
Other expenses	1,538,844	132,875	1,405,969
Total general and administrative expenses.	$5,487,111	$5,035,729	$451,382

General and administrative expenses increased by $0.5 million, from $5.0 million for the year ended December 31, 2021 to $5.5 million for the year ended December 31, 2022. The increase was primarily due to an increase of $1.4 million in other expense as a result of an increase in D&O Insurance. These increases were offset by a decrease of $0.7 million in personnel expenses and $0.3 million in financial advisory fees, legal fees and professional consulting service fees. The decrease in personnel expenses is primarily due to the release of employees in July 2022, including a decrease of $0.1 million due to the reversal of accrued bonus expense and share-based compensation expense related to forfeited, unvested equity awards, offset by an increase in severance expense.

Other Income (Expense), Net

Other income (expense), net was $36,352 for the year ended December 31, 2021 and $34,962 for the year ended December 31, 2022, related to interest expense for the Promissory Notes Payable and Convertible Note, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to December 31, 2022, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $29.9 million, of which $16.0 million was received during the year ended December 31, 2022. As of December 31, 2022, we had available cash and cash equivalents of $5.3 million and an accumulated deficit of $25.3 million.

Our use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our therapeutic product candidate, REVTx-300, REVTx-100 and REVTx-200. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of product development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate, diagnostic product or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $10.8 million for the year ended December 31, 2022. As of December 31, 2022 we had an accumulated deficit of $25.3 million, a stockholders’ equity of $1.1 million and available cash and cash equivalents of $5.3 million. Additionally, taking into consideration the net proceeds of approximately $14.0 million received in connection with the public offering completed in February of 2023, we expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that our audited financial statements for December 31, 2022 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The audited consolidated financial statements for December 31, 2022, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(11,219,396)	$(11,090,573)
Net cash used in investing activities	—	(131,963)
Net cash provided by financing activities.	15,197,646	8,004,865
Net increase (decrease) in cash and cash equivalents	$3,978,250	$(3,217,671)

Net Cash Used in Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $11.2 million, which consisted of a net loss of $10.8 million and a net change of $0.7 million in our net operating assets and liabilities, offset by non-cash charges of $0.3 million comprised of stock-based compensation expense, non-cash lease expense and depreciation expense.

During the year ended December 31, 2021, net cash used in operating activities was $11.1 million, which consisted of a net loss of $12.0 million, offset by a net change of $0.4 million in our net operating assets and liabilities and non-cash charges of $0.5 million comprised of stock-based compensation expense, non-cash lease expense and depreciation expense.

Net Cash Used in Investing Activities

During the year ended December 31, 2022, there was no cash used in investing activities.

During the year ended December 31, 2021, net cash used in investing activities consisted of $0.1 million for purchases of lab equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $15.2 million, from net proceeds of $4.2 million received in connection with the Business Combination, after exercise of the

Forward Share Purchase Agreement of $7.7 million, net proceeds of $7.3 million received from the PIPE, and net proceeds of approximately $4.5 million received from the July 2022 Public Offering, offset by $0.8 million in repayments of Promissory Notes Payable, including interest expense.

During the year ended December 31, 2021, net cash provided by financing activities was $8.0 million, from the sale of our common stock, Series A Preferred Stock and Series A-1 Preferred Stock.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with third party service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments. We believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Critical Accounting Policies and Significant Judgements and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using industry experience and other factors; however, actual results could differ materially from these estimates and could have an adverse effect on our consolidated financial statements. While our significant accounting policies are more fully described in the notes to our consolidated financial statements, we believe that the accounting policies discussed below are most critical to understanding and evaluating our historical and future performance.

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

As of December 31, 2022, there were 7,290 Rollover RSU awards unvested and unissued and 9,581 stock options outstanding.

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

Recent Accounting Pronouncements

See Note 2 to our audited consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements and our interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

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

In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors, including their ages as of March 21, 2023:

Name	Age	Position
BOARD OF DIRECTORS
George Tidmarsh, M.D., Ph.D.	63	Chairman and Director
James Rolke	54	Director and Chief Executive Officer
Jennifer Carver, BSN, MBA	69	Director
Jess Roper	58	Director
Curt LaBelle, MD	52	Director
EXECUTIVE OFFICERS
James Rolke	54	Director and Chief Executive Officer
Chester S. Zygmont, III	42	Chief Financial Officer

Our Director and Executive Officers

George Tidmarsh, M.D., Ph.D. — Chairman. Dr. Tidmarsh has been Chairman of the Company since its inception in May 2020. Dr. Tidmarsh received his M.D. and Ph.D. from Stanford University, where he also completed his fellowship training in Pediatric Oncology and Neonatology and is currently Adjunct Faculty of Pediatrics and Neonatology since 2018. He served as clinical faculty at Stanford for a number of years after his fellowship prior to devoting his full time to clinical research and development in order to bring new treatments through the FDA approval process. Since 2018 Dr. Tidmarsh has served as a director and chairman of audit committee of Lucile Packard Foundation for Children’s Health. Since the Company’s inception in 2020 he has also served as chairman at Revelation Biosciences Inc. Prior to joining Revelation, Dr. Tidmarsh was President, Chief Executive Officer, Secretary and a Director of La Jolla Pharmaceutical Company (“La Jolla”) from January 2012 until November 2019. While at La Jolla, Dr. Tidmarsh helped discover the use of angiotensin II for the treatment of shock and led all aspects of development including approval by the FDA and the EMA for the treatment of patients suffering from distributive shock. He also led the development of artesunate for the treatment of severe malaria, which was approved by the FDA. Dr. Tidmarsh has over 30 years of experience in biotechnology, including the successful clinical development of seven FDA-approved drugs. He previously served as the Chief Executive Officer of Horizon Pharma, Inc., a company he founded in 2005, where he continued as CEO until 2008 and Director until 2010. While at Horizon, he invented and led all aspects of development of Duexis, which was approved by the FDA for the treatment of rheumatoid arthritis. He also founded Threshold Pharmaceuticals, Inc. and held senior positions at Coulter Pharmaceutical, Inc. (acquired by GlaxoSmithKline) and SEQUUS Pharmaceuticals, Inc. (acquired by Johnson & Johnson). While at Coulter and SEQUUS, Dr. Tidmarsh led the clinical development of BEXXAR and Doxil, respectively, two FDA-approved anti-cancer agents. We believe that Dr. Tidmarsh is qualified to serve as a director based on his extensive management experience in the biotechnology industry.

James Rolke — Director and Chief Executive Officer. Mr. Rolke cofounded and has been the Chief Executive Officer and a director of Revelation since its inception in May 2020. Mr. Rolke has over 30 years of experience in the biotechnology industry, spanning all areas and phases of drug development. Prior to joining the Company, beginning in 2012, Mr. Rolke was employed at La Jolla in various leadership roles overseeing Research and Development and serving as Chief Scientific Officer from 2017 to 2020. While at La Jolla, Mr. Rolke oversaw the development of multiple technologies including six INDs and two marketing approvals: Giapreza for the treatment of distributive shock (US FDA and EMEA) and artesunate for the treatment of severe malaria. Prior to La Jolla, from July 2009 to January 2012 Mr. Rolke was Chief Technology Officer at Pluromed, Inc. (acquired by Sanofi) and played a key role in the approvals of two medical devices via the 510(k) and PMA approval pathways. Prior to Pluromed,

Mr. Rolke held several key positions at biotechnology companies, including Director of Operations at Prospect Therapeutics, Inc., Associate Director of Pharmaceutical Development at Mersana Therapeutics, Inc., Manager of Process Development at GlycoGenesys, Inc., Principal Scientist at Surgical Sealants, Inc., Scientist at GelTex, Inc., and Associate Scientist at Alpha-Beta Technology, Inc. Mr. Rolke received his B.S. in chemistry from Keene State College. Since 2022, Mr. Rolke has served as a director at Plum Tree Therapeutics. We believe that Mr. Rolke is qualified to serve as a director based on his role as our Chief Executive Officer and his extensive management experience in the biotechnology industry.

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

Board Composition

Classified Board of Directors

In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors are divided among the three classes as follows:

●	The Class A directors are Dr. LaBelle and Ms. Carver, and their terms will expire at the first annual meeting of stockholders following the Business Combination;

●	The Class B directors are Messrs. Rolke and Roper, and their terms will expire at the second annual meeting of stockholders following the Business Combination; and

●	The Class C director is Dr. Tidmarsh, and his term will expire at the third annual meeting of stockholders following the Business Combination.

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

Attendance of Directors at Board Meetings and Annual Meeting of Stockholders

During 2022, the Board of Directors met 11 times and the Audit Committee met 4 times. Each director who was on the Board during this timeframe attended at least 93% of the aggregate number of meetings held during his or her term of service. The Company has not yet held an Annual Meeting of Stockholders. The Company does not have a policy requiring its directors to attend the Annual Meeting of Stockholders.

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

The composition of the Audit Committee is comprised of Mr. Roper, Dr. Tidmarsh and Ms. Carver, with Mr. Roper as Chair. Mr. Roper qualifies as an audit committee financial expert, as defined by the SEC rules. In addition, Revelation certified to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. It has been determined that each of each of Mr. Roper, Dr. Tidmarsh and Ms. Carver satisfy such requirements.

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

Item 11. Executive Officer and Director Compensation.

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

Historically, our executive compensation program has reflected our growth and development-oriented corporate culture. To date, the compensation of our Chief Executive Officer and President and our other executive officers identified in the 2022 and 2021 Summary Compensation Table below, who we refer to as the named executive officers, has consisted of a combination of base salary, bonuses and long-term incentive compensation in the form of restricted common stock awards and incentive stock options. Our named executive officers who are full-time employees, like all other full-time employees, are eligible to participate in our retirement and health and welfare benefit plans. As we transition from a private company to a publicly traded company, we will evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances merit. At a minimum, we expect to review executive compensation annually with input from a compensation consultant. As part of this review process, we expect the board of directors and the compensation committee to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive with our peers. In connection with our executive compensation program, we will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

Summary Compensation Table

The following table shows the total compensation awarded to, earned by, or paid to during the years ended December 31, 2022 and 2021 to our executive officers who earned more than $100,000 during each of the fiscal years ended December 31, 2022 and 2021 and were serving as named executive officers as of such date.

Our named executive officers for 2022 and 2021 who appear in the Summary Compensation Table are:

●	James Rolke, our President and Chief Executive Officer; and

●	Chester S. Zygmont, III, our Chief Financial Officer.

The following table sets forth, for the years ended December 31, 2022 and 2021, all compensation paid, distributed or earned for services, including salary and bonus amounts, rendered in all capacities by the Company’s named executive officers. The information contained below represents compensation earned by the Company’s officers for their work related to the Company:

						Non-equity incentive plan compensation ($)
Name and Position	Year	Salary ($)	Bonus ($)	Stock- based awards ($)(1)	Option- based awards ($)(2)	Annual incentive plans	Long term incentive plans	All other compensation ($)	Total compensation ($)
James Rolke	2022	400,000	—	—	79,591	—	—	—	479,591
CEO	2021	400,000	66,630	151,813	—	—	—	—	618,443
Chester S. Zygmont, III	2022	320,000	—	—	19,138	—	—	—	339,138
CFO	2021	320,000	46,641	36,379	—	—	—	—	403,020

(1)

Amounts shown in this column represent the aggregate grant date fair value of RSU awards granted during the year. The assumptions used in calculating the fair value of the RSU awards can be found under Note 11 to the audited Financial Statements appearing in this Annual Report on Form 10-K. These amounts reflect the grant date fair value for these RSU’s and do not necessarily correspond to the actual value that will be realized by the named executive officers.

(2)

Amounts shown in this column represent the aggregate grant date fair value of stock options granted during the year. The assumptions used in calculating the fair value of the stock options can be found under Note 11 to the audited Financial Statements appearing elsewhere in this Annual Report on Form 10-K. These amounts reflect the grant date fair value for these stock options and do not necessarily correspond to the actual value that will be realized by the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Outstanding Equity Awards

The following table provides information regarding the 2021 Equity Incentive Plan awards and the 2020 Equity Incentive Plan awards for each named executive officer outstanding as of December 31, 2022:

		Option-based Awards			Stock-based Awards
Name	Date of Grant	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options at December 31, 2022 ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share awards that have not vested ($)
James Rolke	2/25/2022(1)	2,542	$49.00	2/25/2032	—	—	—
CEO	2/23/2021(2)	—	—	—	—	1,006	81,609
	10/31/2020(3)	—	—	—	—	122	9,151

Chester S. Zygmont, III	2/25/2022(1)	611	$49.00	2/25/2032	—	—	—
CFO	2/23/2021(2)	—	—	—	—	241	19,556
	10/31/2020(3)	—	—	—	—	97	7,320

(1)	The stock options vest 25% on the one-year anniversary of the grant date, and thereafter quarterly over a three-year period, subject to continued service through each such vesting date.

(2)	The RSU awards vest 25% on the one-year anniversary of the grant date, and thereafter quarterly over a three-year period, subject to continued service through each such vesting date.

(3)	The RSU awards vest quarterly over four years, subject to continued service through each such vesting date.

DIRECTOR COMPENSATION

The general policy of the Board is that compensation for independent directors should be a fair mix between cash and equity-based compensation. Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance. There are no long-term incentive or medical reimbursement plans. The Company does not pay directors who are part of management for Board service in addition to their regular employee compensation. The Board determines the amount of director compensation. The Board may delegate such authority to the compensation committee. During the fiscal year ended December 31, 2022, there was no cash or equity compensation paid to our non-employee directors for service on our board of directors during 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table also sets forth information known to us regarding the beneficial ownership of our Common Stock as of March 21, 2023:

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

The beneficial ownership of our Common Stock is based on 4,511,839 shares of Common Stock issued and outstanding as of March 21, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

Name	Number of Shares Beneficially Owned	Beneficial Ownership Prior to the Offering (%)	Beneficial Ownership After the Offering (%)
Directors and Officers of Revelation(1):
James Rolke(2)	21,321	*
George Tidmarsh M.D., Ph.D.(3)	58,097	1.3%
Jennifer Carver, BSN, MBA(4)	3,171	*
Jess Roper(5)	1,224	*
Curt LaBelle, M.D.(6)	612	*
Chester S. Zygmont, III(7)	20,048	*
All Directors and Officers as a Group (Six Individuals)	104,473	2.3%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Revelation Biosciences, Inc., 4660 La Jolla Village Dr., Suite 100, San Diego, CA 92122.

(2)

Consists of (i) 20,232 shares of Common Stock held directly by Mr. Rolke, (ii) 62 shares of Common Stock held by Mr. Rolke’s spouse, (iii) 391 shares of Common Stock from Rollover RSU’s vesting and issuable within 60 days to Mr. Rolke, and (iv) 636 shares of Common Stock underlying Stock Options exercisable within 60 days by Mr. Rolke.

(3)

Consists of (i) 43,525 shares of Common Stock held by George Tidmarsh, Trustee George Francis Tidmarsh 2021 Irrevocable Trust, (ii) 13,348 shares of Common Stock held directly by Dr. Tidmarsh, and (iii) 1,224 shares of Common stock from Rollover RSU’s vesting and issuable within 60 days to Dr. Tidmarsh.

(4)	Consists of (i) 1,947 shares of Common Stock held directly by Ms. Carver and (ii) 1,224 shares of Common stock from Rollover RSU’s vesting and issuable within 60 days to Ms. Carver.

(5)	Consists of 1,224 shares of Common stock from Rollover RSU’s vesting and issuable within 60 days to Mr. Roper.

(6)	Consists of 612 shares of Common stock from Rollover RSU’s vesting and issuable within 60 days to Dr. LaBelle.

(7)

Consists of (i) 13,481 shares of Common Stock held by The Zygmont Family Trust Dated October 25, 2016, (ii) 6,230 shares of Common Stock held by Czeslaw Capital Fund, LLC, (iii) 62 shares held by Mr. Zygmont’s spouse, (iv) 122 shares of Common stock from Rollover RSU’s vesting and issuable within 60 days to Mr. Zygmont, and (v) 153 shares of Common Stock underlying Stock Options exercisable within 60 days by Mr. Zygmont.

Item. 13. Certain Relationships and Related Person Transactions, and Director Independence.

Backstop Agreements

On December 21, 2021, Petra entered into certain backstop agreements (the “Backstop Agreements”) with AXA Prime Impact Master Fund (“AXA”) (through a backstop agreement with Old Revelation, LifeSci Venture Partners (“LifeSci”) and other Petra and Old Revelation institutional, and individual investors, including Dr. Tidmarsh, chairman of the Company (such additional institutional and individual investors, together with LifeSci and Old Revelation collectively, the “Backstop Subscribers”). Pursuant to the Backstop Agreements, the Backstop Subscribers agreed to subscribe for and purchase, in the aggregate, up to $4.5 million of shares of Petra’s common stock, par value $0.001 per share (the “Petra Common Stock”), in the event that more than $31.5 million of shares of Petra Common Stock are submitted for redemption in connection with Petra’s proposed business combination with Old Revelation (the “Business Combination”). On January 6, 2022, pursuant to the Backstop Agreements, the Backstop Subscribers purchased an aggregate of 12,345 shares of Petra Common Stock.

Old Revelation obtained the financing for its Backstop Agreement through a convertible note financing in an amount of up to $2.5 million from an AXA (the “Convertible Note”), the proceeds of which may be used by Old Revelation solely to purchase shares of Petra Common Stock from redeeming Petra stockholders who redeem shares of Petra Common Stock in connection with the Business Combination. On January 6, 2022, Old Revelation purchased 7,001 shares of Petra Common Stock with the proceeds from the Convertible Note. Repayment of the Convertible Note is in process in accordance with the exchange terms of the Convertible Note, by which the shares of Petra’s Common Stock purchased by Old Revelation are transferred to AXA.

Forward Share Purchase Agreement

On December 21, 2021, Petra also entered into a forward share purchase agreement (the “Purchase Agreement”) with Meteora Capital Partners and its affiliates (collectively, “Meteora”) pursuant to which Meteora has committed, subject to certain customary closing conditions, to purchase additional shares of Petra Common Stock in open market transactions or from redeeming stockholders so that Meteora holds at least 21,429 shares of Petra common stock as of the closing of the Business Combination, and to not redeem any of such 21,429 shares of Petra Common Stock, in connection with the business combination.

The Purchase Agreement provides that Meteora may elect to sell and transfer to Petra, and that Petra will purchase from Meteora, on the one month anniversary of the closing of the Business Combination up to 21,429 shares of Petra Common Stock (the “Petra Share Repurchase”) held by Meteora at the time of closing of the Business Combination (the “Meteora Shares”). The price at which Meteora has the right to sell the Meteora Shares to the Petra is $357.10 per share. Meteora will notify the Petra in writing not less than five business days prior to the closing date of the Petra Share Repurchase (the “Closing Date”), specifying the number of Meteora Shares that Petra will be required to purchase.

Pursuant to the Purchase Agreement, Meteora is also permitted at its election to sell any or all of the Meteora Shares in the open market commencing after the closing of the Business Combination, so long as the sale price exceeds $357.10 per share.

On February 4, 2022, Meteora exercised the Forward Share Purchase Agreement entered into by and between the Company. 21,429 shares were repurchased by the Company and approximately $7.7 million that was escrowed was paid to Meteora.

Series A Preferred Stock

On December 19, 2022, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with James Rolke, its Chief Executive Officer, who is an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Preferred Stock”), to the Purchaser for $5,000.00 in cash. The sale closed on December 19, 2022.

The Series A Preferred Stock will have 50,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock and to increase the number of authorized shares of common stock of the Company. The Series A Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of common stock are voted. The Series A Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

The Series A Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series A Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series A Preferred Stock will not be entitled to receive dividends of any kind.

The outstanding share of Series A Preferred Stock was automatically redeemed upon the effectiveness of the amendment to the Certificate of Incorporation implementing the reverse stock split and the increase in authorized shares of common stock of the Company. Upon such redemption, the holder of the Series A Preferred Stock received the redemption price of $5,000.00 in cash.

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

Item 14. Principal Accountant Fees and Services

Baker Tilly US, LLP acted as the Company’s independent registered public accounting firm for the years ended December 31, 2022 and 2021 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by Baker Tilly US, LLP for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Audit Fees(a)	$144,730	$147,567
Tax Fees(b)	19,756	38,869
Other Fees(c)	126,016	107,959
Total	$290,502	$294,395

____________

(a) Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(b) Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(c) Other fees represent fees related to our filing of certain Registration Statements.

Pre-Approval Policies and Procedures

All audit related services, tax services and other services rendered by Baker Tilly US, LLP were pre-approved by the Company’s Board of Directors. Commencing in 2020, the Audit Committee was charged with all pre-approval activities with respect to the Company’s independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for the Company by its independent registered public accounting firm. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy, and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

EXHIBIT	DESCRIPTION
2.1(3)	Agreement and Plan of Merger, dated as of August 29, 2021 by and among Petra Acquisition, Inc., Petra Acquisition Merger Inc., and Revelation Biosciences, Inc.
3.1(3)	Third Amended and Restated Certificate of Incorporation
3.2*	Amendment to the Third Amended and Restated Certificate of Incorporation dated January 30, 2023
3.3(3)	Second Amended and Restated Bylaws.
4.1(3)	Specimen Common Stock Certificate
4.2(3)	Specimen Warrant Certificate
4.3(2)	Warrant Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company
4.4(5)	Form of Unregistered Pre-Funded Common Stock Purchase Warrant dated January 25, 2022
4.5(5)	Form of Unregistered Common Stock Purchase Warrant dated January 25, 2022
4.6(5)	Form of Unregistered Placement Agent Warrant dated January 25, 2022
4.7(6)	Form of Common Stock Warrant dated July 28, 2022
4.8(6)	Form of Placement Agent Common Stock Purchase Warrant dated July 28, 2022
4.9(6)	Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated July 28, 2022
4.10(7)	Form of Class C Common Stock Warrant dated February 13, 2023
4.11(7)	Form of Pre-Funded Common Stock Purchase Warrant dated February 13, 2023
4.12(7)	Form of Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated February 13, 2023
4.13(6)	Description of Securities
10.1(1)	Form of Letter Agreement from each of the Registrant’s sponsor, initial stockholder, officers and directors.
10.2(2)	Registration Rights Agreement, dated October 7, 2020, between the Company and Investors.
10.3(2)	Subscription Agreement, dated October 7, 2020, between the Company and Petra Investment Holdings LLC
10.4(2)	Business Combination Marketing Agreement, dated October 7, 2020, by and among the Company, LifeSci Capital LLC, Ladenburg Thalmann & Co. Inc., Northland Securities, Inc., and Ingalls & Snyder LLC
10.5(2)	Escrow Agreement, dated October 7, 2020, by and among the Company, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholders.
10.6(1)	Promissory Note
10.7†(3)	Revelation Biosciences, Inc. 2021 Equity Incentive Plan.
10.8(3)	Global Health Agreement by and between Revelation and AXA IM Prime Impact Fund dated December 31, 2020
10.9(3)	Executive Employment Agreement between Revelation Biosciences, Inc. and James Rolke, effective July 27, 2021
10.10(3)	Executive Employment Agreement between Revelation Biosciences, Inc. and Chester S. Zygmont, III, effective July 27, 2021
10.11(3)	Revelation Common Stock Warrant Issued to National Securities Corporation
10.12(5)	Securities Purchase Agreement dated January 23, 2022 by and between the Company and Armistice Capital Master Fund Ltd.
10.13(5)	Registration Rights Agreement dated January 23, 2022 by and between the Company and Armistice Capital Master Fund Ltd.
10.14(6)	Form of Securities Purchase Agreement dated July 28, 2022
10.15(6)	Form of Placement Agency Agreement dated July 28, 2022
10.16(7)	Form of Securities Purchase Agreement dated February 13, 2023
10.17(6)	Form of Lock-Up Agreement

10.18(7)	Form of Placement Agency Agreement Dated February 13, 2023
14.1*	Code of Ethics
21.1(4)	List of Subsidiaries.
23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm of Revelation Biosciences, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Audit Committee Charter
99.2*	Compensation Committee Charter
99.3*	Nominating Committee Charter
101.INS*	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Scema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The annexes, schedules, and certain exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Revelation hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

(1)	Previously filed as an exhibit to Petra Acquisition Inc.’s Registration Statement on Form S-1, as amended (File No. 333-240175).

(2)	Previously filed as an exhibit to Petra Acquisition Inc.’s Current Report on Form 8-K filed on October 13, 2020.

(3)	Previously filed as an exhibit to Petra Acquisition Inc.’s Current Report on Form S-4 filed, as amended (File No. 333- 259638).

(4)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 14, 2022.

(5)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 27, 2022.

(6)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-268076).

(7)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on February 13, 2023.

+	Previously filed.

*	Filed herewith.

†	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: March 30, 2023	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

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

Date: March 30, 2023	By:	/s/ James Rolke
Chief Executive Officer and Director

Date: March 30, 2023	By:	/s/ George Tidmarsh
Chairman and Director

Date: March 30, 2023	By:	/s/ Chester S. Zygmont, III
Chief Financial Officer and Principal Accounting Officer

Date: March 30, 2023	By:	/s/ Jennifer Carver
Director

Date: March 30, 2023	By:	/s/ Jess Roper
Director

Date: March 30, 2023	By:	/s/ Curt LaBelle
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REVELATION BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Revelation Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Revelation Biosciences, Inc. (the Company) as of December 31, 2022 and 2021, , the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021,, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and has no revenue sources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2021.

San Diego, California

March 30, 2023

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REVELATION BIOSCIENCES, INC.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,252,979	$1,274,729
Deferred offering costs	87,171	—
Prepaid expenses and other current assets	73,132	637,342
Total current assets	5,413,282	1,912,071
Property and equipment, net	90,133	115,181
Right-of-use lease asset	—	14,960
Total assets	$5,503,415	$2,042,212
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$554,205	$596,261
Accrued expenses	985,497	1,528,669
Lease liability	—	16,752
Deferred underwriting commissions	2,911,260	—
Total current liabilities	4,450,962	2,141,682
Total liabilities	4,450,962	2,141,682
Commitments and Contingencies (Note 5)
Stockholders’ equity (deficit):
Series A Preferred Stock, $0.001 par value; one and zero shares authorized, issued and outstanding at December 31, 2022 and December 31, 2021, respectively; liquidation preference of $5,000 and $0 at December 31, 2022 and December 31, 2021, respectively	—	—
Revelation Sub Series A Preferred Stock, $0.001 par value; zero shares authorized, issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Revelation Sub Series A-1 Preferred Stock, $0.001 par value; zero and 1,100,000 shares authorized at December 31, 2022 and December 31, 2021, respectively, and zero shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common Stock, $0.001 par value; 500,000,000 and 11,000,000 shares authorized and 682,882 and 282,039 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	683	282
Additional paid-in-capital	26,398,618	14,417,547
Accumulated deficit	(25,346,848)	(14,517,299)
Total stockholders’ equity (deficit)	1,052,453	(99,470)
Total liabilities and stockholders’ equity (deficit)	$5,503,415	$2,042,212

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$5,377,400	$6,914,756
General and administrative	5,487,111	5,035,729
Total operating expenses	10,864,511	11,950,485
Loss from operations	(10,864,511)	(11,950,485)
Other income (expense):
Other income (expense)	34,962	(36,352)
Total other income (expense), net	34,962	(36,352)
Net loss	$(10,829,549)	$(11,986,837)

Net loss per share, basic and diluted	$(20.09)	$(42.50)
Weighted-average shares used to compute net loss per share, basic and diluted	539,037	282,035

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Series A-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020 (as previously reported)	628,930	$403,733	—	$—	65,519	$66	$5,538,287	$(2,530,462)	$3,411,624
Retrospective application of reverse recapitalization	(628,930)	(3,903,730)	(684,450)	(3,578,197)	205,658	206	7,481,721	—	—
Reverse stock split fractional stock round up	—	—	—	—	10,412	10	(10)	—	—
Balance at December 31, 2020, after effect of the Business Combination	—	$(3,499,997)	(684,450)	$(3,578,197)	281,589	$282	$13,019,998	$(2,530,462)	$3,411,624
Issuance of common stock	—	—	—	—	450	—	99,998	—	99,998
Issuance of Revelation Sub Series A-1 Preferred Stock, net	—	—	684,450	3,904,872	—	—	—	—	3,904,872
Issuance of Warrants in connection with the issuance of the Revelation Sub Series A-1 Preferred Stock	—	—	—	(326,675)	—	—	326,675	—	—
Payment for Revelation Sub Series A Preferred Stock subscribed	—	3,499,997	—	—	—	—	—	—	3,499,997
Payment for common stock subscribed	—	—	—	—	—	—	499,998	—	499,998
Stock-based compensation expense	—	—	—	—	—	—	470,878	—	470,878
Net loss	—	—	—	—	—	—	—	(11,986,837)	(11,986,837)
Balance as of December 31, 2021, after effect of the Business Combination	—	$—	—	$—	282,039	$282	$14,417,547	$(14,517,299)	$(99,470)

Balance as of December 31, 2021 (as previously reported)	628,930	$3,903,730	684,450	$3,578,197	65,969	$66	$6,935,836	$(14,517,299)	$(99,470)
Retrospective application of reverse recapitalization	(628,930)	(3,903,730)	(684,450)	(3,578,197)	205,658	206	7,481,721	—	—
Reverse stock split fractional stock round up	—	—	—	—	10,412	10	(10)		—
Balance at December 31, 2021, after effect of the Business Combination	—	$—	—	$—	282,039	$282	$14,417,547	$(14,517,299)	$(99,470)
Issuance of common stock in connection with the Business Combination, net	—	—	—	—	98,209	98	6,864,229	—	6,864,327
Issuance of common stock for fees in connection with the Business Combination	—	—	—	—	8,572	9	291	—	300
Proceeds from the PIPE Investment, net	—	—	—	—	36,947	37	7,262,182	—	7,262,219
Rollover Warrant exercise	—	—	—	—	54	—	5,074	—	5,074
Repurchase for the Forward Share Purchase Agreement exercise	—	—	—	—	(21,429)	(21)	(7,652,304)	—	(7,652,325)
Pre-Funded Warrants exercise	—	—	—	—	36,959	37	(24)	—	13
Proceeds from the July 2022 Public Offering, net	—	—	—	—	238,096	238	4,450,810	—	4,451,048
RSU awards issued	—	—	—	—	3,435	3	(3)	—	—
Issuance of common stock for Accrued Expenses in connection with the Business Combination	—	—	—	—	—	—	749,700	—	749,700
Issuance of Series A Preferred Stock	1	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	301,116	—	301,116
Net loss	—	—	—	—	—	—	—	(10,829,549)	(10,829,549)
Balance as of December 31, 2022	1	$—	—	$—	682,882	$683	$26,398,618	$(25,346,848)	$1,052,453

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,829,549)	$(11,986,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	301,116	470,878
Depreciation expense	25,048	16,782
Non-cash lease expense	14,960	52,384
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	569,044	(509,342)
Deferred offering costs	(61,154)	—
Accounts payable	(666,042)	(269,640)
Accrued expenses	(592,987)	1,185,794
Operating lease liability	(16,752)	(50,592)
Accrued interest on Promissory Notes Payable & Convertible Note	36,920	—
Net cash used in operating activities	(11,219,396)	(11,090,573)
Cash flows from investing activities:
Purchase of property and equipment	—	(131,963)
Net cash used in investing activities	—	(131,963)
Cash flows from financing activities:
Proceeds from the Convertible Note	2,500,000	—
Repayment of the Convertible Note	(2,500,000)	—
Proceeds from the Business Combination, net	11,923,499	—
Proceeds from the PIPE Investment, net	7,262,219	—
Proceeds from Rollover Warrant exercise	5,074	—
Repurchase for the Forward Share Purchase Agreement exercise	(7,652,325)	—
Repayments of Promissory Notes Payable, including interest	(796,882)	—
Proceeds from Pre-Funded Warrants exercise	13	—
Proceeds from the July 2022 Public Offering, net	4,451,048	—
Proceeds from issuance of common stock, net	—	599,996
Proceeds from issuance of Series A Preferred Stock	5,000	—
Proceeds from issuance of Revelation Sub Series A Preferred Stock, net	—	3,499,997
Proceeds from issuance of Revelation Sub Series A-1 Preferred Stock, net	—	3,904,872
Net cash provided by financing activities	15,197,646	8,004,865
Net increase (decrease) in cash and cash equivalents	3,978,250	(3,217,671)
Cash and cash equivalents at beginning of period	1,274,729	4,492,400
Cash and cash equivalents at end of period	$5,252,979	$1,274,729

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$26,017	$—
Current liabilities assumed in the Business Combination	$2,149,432	$—
Deferred underwriting commissions assumed in the Business Combination	$2,911,260	$—
Conversion of Revelation Sub Series A Preferred Stock to common stock	$3,903,730	$—
Conversion of Revelation Sub Series A-1 Preferred Stock to common stock	$3,578,197	$—
Equity Issuance for fees in connection with the Business Combination	$300	$—
Issuance of Class A Common Stock Warrants in connection with the PIPE Investment	$3,634,262	$—
Issuance of Class A Placement Agent Common Stock Warrants in connection with the PIPE Investment	$508,797	$—
Conversion of Accrued Expenses to Equity in connection with the Business Combination	$749,700	$—
Issuance of Class B Common Stock Warrants in connection with the July 2022 Public Offering	$4,490,457	$—
Issuance of Class B Placement Agent Common Stock Warrants in connection with the July 2022 Public Offering	$310,137	$—
Acquisition of right-of-use asset through operating lease obligation	$—	$67,344
Issuance of warrants in connection with Revelation Sub Series A-1 Preferred Stock	$—	$326,675

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Notes to the Consolidated Financial Statements

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

The Business Combination was accounted for as a reverse recapitalization with Revelation Sub as the accounting acquirer and Petra as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the audited consolidated financial statements represents the accounts of Revelation Sub as if Revelation Sub is the predecessor to the Company. The common stock and net loss per share, prior to the Merger, have been retroactively restated as common stock and net loss per share reflecting the exchange ratio established in the Business Combination (the “Common Stock Exchange Ratio”).

Petra’s Common Stock, Public Warrants and Units were historically listed on the Nasdaq Capital Market under the symbols “PAIC,” “PAICW” and “PAICU,” respectively. On January 10, 2022, the Company’s units, common stock and warrants were listed on the Nasdaq Capital Market under the symbols “REVBU”, “REVB” and “REVBW”, respectively, (see Note 3).

On January 13, 2023, the Company’s units were mandatorily separated into one share of common stock and one Public Warrant and ceased trading on the Nasdaq Capital Market.

On January 30, 2023, the Company filed a Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) reflecting the change in authorized shares of common stock from 100,000,000 to 500,000,000 and effecting a reverse stock split as of 12:01 a.m. Eastern Standard Time on February 1, 2023 with a ratio of 1-for-35 (the “Reverse Split”). As a result of the Reverse Split, every 35 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares will be outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock will automatically be entitled to receive an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding equity awards and warrants with respect to the number of shares of common stock subject to such award or warrant and the exercise price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans were proportionately adjusted for the Reverse Split ratio, such that fewer shares will be subject to such plans. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-35 Reverse Split. (See Note 10).

The Company has incurred recurring losses since its inception, including a net loss of $10.8 million for the year ended December 31, 2022. As of December 31, 2022, the Company had an accumulated deficit of $25.3 million, a stockholders’ equity of $1.1 million and available cash and cash equivalents of $5.3 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or other product candidates, which the Company expects will not be for at least several years, if ever. Additionally, taking into consideration the net proceeds of approximately $14.0 million received in connection with the public offering completed in February of 2023, the Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that the Company’s audited financial statements for December 31, 2022 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The audited consolidated financial statements for December 31, 2022, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of expenses. These estimates and assumptions are based on the Company’s best estimates and judgment. The Company regularly evaluates its estimates and assumptions using historical and industry experience and other factors; however, actual results could differ materially from these estimates and could have an adverse effect on the Company’s consolidated financial statements.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accountingand other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of the Company’s product candidates, REVTx-300, REVTx-100, REVTx-200, REVTx-99a/b and diagnostic product, REVDx-501. Research and development costs are charged to expense as incurred. The Company records accrued expenses for estimated preclinical, clinical study and research expenses related to the services performed but not yet invoiced pursuant to contracts with research institutions, contract research organizations, and clinical manufacturing organizations that conduct and manage preclinical studies, clinical studies, research services, and development services on the Company’s behalf. Payments for these services are based on the terms of individual agreements and payment timing may differ significantly from the period in which the services were performed. Estimates are based on factors such as the work completed, including the level of patient enrollment. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and makes judgments and estimates in determining the accrued balance in each reporting period. The Company’s estimates of accrued expenses are based on the facts and circumstances known at the time. If the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. As actual costs become known, the Company adjusts accrued expenses. To date, the Company has not experienced significant changes in estimates of clinical study and development services accruals.

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

Basic and Diluted Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potential shares of common stock. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding plus potential shares of common stock. Convertible preferred stock on an as converted basis, unvested and unissued RSU awards, warrants and stock options outstanding are considered potential shares of common stock and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential shares of common stock are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of December 31, 2022 and 2021, there were 660,956 and 17,946 potential shares of common stock, respectively, (see Note 10), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive. The basic and diluted weighted-average shares used to compute net loss per share in the audited consolidated statements of operations excludes the shares issued from the reverse stock split fractional share round up.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 issued guidance on the accounting for income taxes that, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within the fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company’s adoption of the ASU 2019-12 guidance did not have an effect on the Company’s consolidated financial statements.

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

At the Closing Date, up to 300,000 shares of common stock were to be issued constituting the merger consideration, (i) an aggregate of 282,039 shares of common stock, including conversion of all outstanding shares of the Revelation Sub Series A Preferred Stock and Revelation Sub Series A-1 Preferred Stock of Old Revelation, were issued in exchange for the Old Revelation stock outstanding as of immediately prior to the Effective Time, (ii) 4,792 shares of common stock were reserved for issuance for Rollover Warrants outstanding as of immediately prior to the Effective Time and (iii) 13,154 shares of common stock were reserved for issuance for Rollover RSU awards outstanding as of immediately prior to the Effective Time.

Immediately after giving effect to the Business Combination, there were 369,836 shares of common stock outstanding. The pre-merger stockholders of Petra retained an aggregate of 87,797 shares of common stock of Petra, representing 23.7% ownership of the post-Merger company. Therefore, upon consummation of the Business Combination, there was a change in control of Petra, with the former owners of Revelation Sub acquiring control of Petra. The common stock and net loss per share, prior to the Merger, have been retroactively restated as common stock and net loss per share reflecting the exchange ratio established in the Business Combination (the “Common Stock Exchange Ratio”).

Prior to the Closing Date, on December 21, 2021, Petra entered into certain backstop agreements (the “Backstop Agreements”) with AXA Prime Impact Master Fund (“AXA”) (through a backstop agreement with Old Revelation), LifeSci Venture Partners (“LifeSci”) and other Petra and Old Revelation institutional, and individual investors, including Dr. Tidmarsh, Chairman of Old Revelation and present Chairman of the Company (such additional institutional and individual investors, together with LifeSci and Old Revelation collectively, the “Backstop Subscribers”). Pursuant to the Backstop Agreements, the Backstop Subscribers agreed to purchase, in the aggregate, up to $4.5 million of shares of Petra’s common stock, par value $0.001 per share, in the event that more than $31.5 million was redeemed from the trust account in connection with the Business Combination. On January 6, 2022, pursuant to the Backstop Agreements, the Backstop Subscribers purchased an aggregate of 12,345 shares of Petra Common Stock that had been surrendered for redemption totaling $4.5 million. Petra also entered into a forward share purchase agreement (the “Forward Share Purchase Agreement”) with Meteora Capital Partners and its affiliates (collectively, “Meteora”) pursuant to which Meteora committed, to purchase additional shares of the Company's common stock in open market transactions or from redeeming stockholders so that Meteora held at least 21,429 shares of common stock as of the closing of the Business Combination. The Forward Share Purchase Agreement provides that Meteora may elect to sell and transfer to the Company, on the one month anniversary of the closing of the Business Combination up to 21,429 shares of common stock held by Meteora at the time of closing of the Business Combination at a price of $357.10 per share.

On the Closing Date, in connection with the Business Combination, stockholders holding 99,449 shares of Petra common stock exercised their right to redeem such shares for cash at a price of approximately $357.10 per share for payments in the aggregate of approximately $35.5 million. Additionally, approximately $7.7 million was escrowed pursuant to the Forward Share Purchase Agreement entered into by and between Petra and Meteora and approximately $4.2 million was released to Revelation. On February 4, 2022, Meteora exercised the Forward Share Purchase Agreement entered into by and between the Company. 21,429 shares were repurchased by the Company and approximately $7.7 million that was escrowed was paid to Meteora.

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

4. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2022	December 31, 2021
Prepaid clinical costs	$—	$488,614
Other prepaid expenses & current assets	73,132	148,728
Total prepaid expenses & current assets	$73,132	$637,342

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2022	December 31, 2021
Lab equipment	$131,963	$131,963
Total property and equipment, gross	131,963	131,963
Accumulated depreciation	(41,830)	(16,782)
Total property and equipment, net	$90,133	$115,181

Depreciation expense was $25,048 for the year ended December 31, 2022 and $16,782 for the year ended December 31, 2021.

Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2022	December 31, 2021
Accrued payroll and related expenses	$618,014	$756,729
Accrued clinical study expenses	175,061	327,244
Accrued professional fees	75,722	294,130
Accrued clinical development costs	111,700	145,566
Accrued other expenses	5,000	5,000
Total accrued expenses	$985,497	$1,528,669

In connection with the Business Combination the Company entered into a payment deferral of legal fees with Loeb & Loeb, LLP, which, deferred the legal fees for six months from the Closing Date of the Business Combination, or July 9, 2022. The agreement stated, if the fees were not paid by July 9, 2022, 8,572 shares of common stock that were issued in January 2022 as collateral to Loeb & Loeb, LLP would be retained in lieu of cash payment, as full payment for the legal fees. As a result, during the year ended December 31, 2022, $0.7 million of accrued professional fees recorded as of June 30, 2022 were converted to equity.

Included in accrued other expenses as of the year ended December 31, 2022, was the $5,000 redemption price of the Series A Preferred Stock that automatically redeemed on January 30, 2023 upon the effectiveness of the Certificate of Amendment implementing the reverse stock split and an increase in the authorized shares of common stock of the Company.

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

Rent expense was $66,645 for the year ended December 31, 2022 and $55,246 for the year ended December 31, 2021, respectively.

There are no future minimum lease payments under the First Amendment of the operating lease as of December 31, 2022.

Convertible Note Financing

On January 4, 2022, Revelation Sub entered into a convertible note financing in an amount of up to $2.5 million with a fixed 10% annual interest rate from AXA IM Prime Impact Fund (the “Convertible Note”), the proceeds of which were used by Revelation Sub to purchase shares of Petra common stock from redeeming Petra stockholders who redeemed shares of Petra common stock in connection with the Business Combination. On January 6, 2022, Old Revelation purchased 7,001 shares of Petra common stock with the proceeds from the Convertible Note. Repayment of the Convertible Note was made on January 6, 2022 in accordance with the exchange terms of the Convertible Note by which 7,001 shares of Petra’s common stock that had been purchased by Revelation Sub were transferred to AXA.

Total interest incurred under the Convertible Note was $14,383 during the year ended December 31, 2022.

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

Total expense incurred under the Finance Agreement for upfront, monthly and interest payments was $834,856 during the year ended December 31, 2022. Total cash paid under the Finance Agreement for upfront, monthly and interest payments was $834,856 during the year ended December 31, 2022. There are no future obligations under the Premium Finance Agreement as of December 31, 2022.

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

Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that the amount of the fees sought exceeded the $8.5 million cap on transaction expenses in the Business Combination Agreement. This action remains pending as of the date of this report. On March 2, 2023, the court denied the plaintiff’s motion for summary judgment. As of the date of this report, the court has not set any schedule for discovery or a timetable for any trial.

Of the LifeSci Capital LLC claim, $1.5 million relates to deferred underwriting fees from the Petra initial public offering. In addition, but separate from the claim, one of the underwriters in the Petra initial public offering who is not a participant in the litigation with LifeSci Capital LLC recently issued a demand letter seeking repayment for $655 thousand in fees owed from the Petra initial public offering that remain unpaid. Both of these amounts are recorded as a current liability in the financial statements as of December 31, 2022 under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

On September 27, 2022, A-IR Clinical Research Ltd. (“A-IR”) filed a claim against the Company in the High Court of Justice, in the Business and Property Courts of England and Wales, seeking £1.6 million in unpaid invoices, plus interest and costs, relating to the Company’s viral challenge study. The Company is disputing the claim because many of the invoices relate to work that was not performed and A-IR had misrepresented its qualifications to perform the contracted work. Since this proceeding is at a very early stage, no liability is reflected in the financial statements as the amount of any liability cannot be determined at this time.

On January 30, 2023, Marwood Advisory Group, LLC filed an action in the Supreme Court of New York for the County of New York seeking damages in the amount of $150,000 plus interest in respect of a contract agreed by the sponsors of Petra allegedly relating to a due diligence report with another target considered by Petra prior to the Business Combination. The Company believes it has defenses to this claim and as of the date of this report no answer is due. Since this proceeding is at a very early stage, no liability is reflected in the financial statements as the amount of any liability cannot be determined at this time.

6. PIPE Investment

On January 23, 2022, the Company entered into a securities purchase agreement with an institutional investor (“the Purchaser”) pursuant to which the Purchaser agreed to purchase, and the Company agreed to issue and sell to the Purchaser in a private placement, 36,947 shares of common stock at a gross purchase price of $105.00 per share (the “Shares”) (the “PIPE Investment”), 36,959 unregistered pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) and 73,905 unregistered warrants to purchase common stock (the “Class A Common Stock Warrants”). The closing was consummated on January 25, 2022. The net proceeds to the Company was $7.3 million.

Each Pre-Funded Warrant was funded to the amount of $105.00, with $0.00035 per share of common stock payable upon exercise, was immediately exercisable, could have been exercised at any time until exercised in full and is subject to customary adjustments. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the Company’s outstanding common stock immediately after exercise. On February 22, 2022, the Company received a notice of cash exercise for the total outstanding Pre-Funded Warrants issued in connection with the PIPE Investment for 36,959 shares of common stock at purchase price of $12.94.

Each Class A Common Stock Warrant has an exercise price of $115.15 per share of common stock, is exercisable at any time after the sixth month anniversary of the date of issuance, will expire five and one-half years from the date of issuance and is subject to customary adjustments. The Class A Common Stock Warrants may not be exercised if the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) would exceed 4.99% of the Company’s outstanding common stock immediately after exercise. However, the holder may increase (upon 61 days’ prior notice from the holder to the Company) or decrease such percentages, provided that in no event such percentage exceeds 9.99%.

Also on January 23, 2022 and in connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which the Company agreed to use its best efforts to file a registration statement on Form S-1 (the “Registration Statement”) to register for resale the Shares and any shares of the Company’s common stock issuable upon exercise of the Pre-Funded Warrants and Class A Common Stock Warrants by January 31, 2022, but in no event later than February 4, 2022. The company filed the Registration Statement on January 28, 2022 and it became effective on February 7, 2022.

Roth Capital Partners, LLC (the “Placement Agent”) was engaged by the Company to act as its exclusive placement agent for the private placement. The Company agreed to pay the Placement Agent a cash fee equal to 6.0% of the gross proceeds received by the Company in the private placement, totaling approximately $465,600. In addition, the Company agreed to issue to the Placement Agent warrants to purchase up to 10,347 shares of common stock representing 7.0% of the aggregate number of shares of common stock sold in the private placement (including shares of common stock issuable upon the exercise of any of the Pre-Funded Warrants and Common Warrants) (the “Class A Placement Agent Common Stock Warrants”). The Class A Placement Agent Common Stock Warrants have substantially the same terms as the Class A Common Stock Warrants.

Using the Black-Scholes option pricing model, the Class A Common Stock Warrants were valued in the aggregate at $3.6 million and the Class A Placement Agent Common Stock Warrants were valued in the aggregate at $0.5 million. Both were included in the issuance costs of the private placement (see Note 12).

7. Public Offering

On July 28, 2022, the Company closed a public offering of 238,096 shares of its common stock (the “July 2022 Public Offering”), together with 8,333,334 warrants to purchase up to 238,095 shares of its common stock (the “Class B Common Stock Warrants”) at an offering price to the public of $21.00 per share and associated warrant. The Class B Common Stock Warrants have an exercise price of $21.00 per share, are exercisable upon issuance, and will expire five years following the date of issuance. The net proceeds to the Company from the offering were $4.5 million. The shares of common stock, and the shares of common stock underlying the Class B Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-266108), and was declared effective by the SEC on July 25, 2022.

Roth Capital Partners, LLC (the “Placement Agent”) was engaged by the Company to act as its exclusive placement agent for the July 2022 Public Offering. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received by the Company in the public offering, totaling $350,000. In addition, the Company agreed to issue to the Placement Agent warrants to purchase up to 16,667 shares of common stock representing 7.0% of the aggregate number of shares of common stock sold in the public offering (the “Class B Placement Agent Common Stock Warrants”). The Class B Placement Agent Common Stock Warrants have an exercise price of $26.25 per share and expire five years following the date of issuance.

Using the Black-Scholes option pricing model, the Class B Common Stock Warrants were valued in the aggregate at $4.5 million and the Class B Placement Agent Common Stock Warrants were valued in the aggregate at $0.3 million. Both were included in the issuance costs of the July 2022 Public Offering (see Note 12).

8. Preferred Stock

Revelation Authorized Preferred Stock

The third amended and restated certificate of incorporation of the Company authorizes up to 5,000,000 shares of preferred stock, $0.001 par value per share, which may be issued as designated by the Board of Directors without stockholder approval. As of December 31, 2022 and as of the date of this Report, there was one share of preferred stock issued and outstanding.

Series A Preferred Stock

On December 19, 2022, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with James Rolke, its Chief Executive Officer, who is an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series A Preferred Stock, par value $0.001 per share, to the Purchaser for $5,000.00 in cash. The sale closed on December 19, 2022.

The Series A Preferred Stock had 50,000,000 votes and voted together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock and to increase the number of authorized shares of common stock of the Company. The Series A Preferred Stock voted, without action by the holder, on any such proposal in the same proportion as shares of common stock voted. The Series A

Preferred Stock otherwise had no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

The Series A Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series A Preferred Stock had no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series A Preferred Stock was not entitled to receive dividends of any kind.

The outstanding share of Series A Preferred Stock was automatically redeemed on January 30, 2023 upon the effectiveness of the Certificate of Amendment implementing the reverse stock split and the increase in authorized shares of common stock of the Company. Upon such redemption, the holder of the Series A Preferred Stock received the redemption price of $5,000.00 in cash.

Revelation Sub Authorized Preferred Stock

Prior to the Merger, in August 2020, Revelation Sub authorized the sale and issuance of up to 2,000,000 shares of preferred stock, par value $0.001 per share. At the Closing Date of the Business Combination, all outstanding shares of the Series A Preferred Stock and Series A-1 Preferred Stock were converted into 48,971 and 53,293, respectively, shares of common stock (see Note 3).

Revelation Sub Series A Preferred Stock

Prior to the Merger, in December 2020, Revelation Sub sold and issued 628,930 shares of Series A Preferred Stock for net proceeds of $3.9 million. All shares of the Series A Preferred Stock were exchanged on the Closing Date for 48,971 shares of common stock in connection with the Business Combination.

Revelation Sub Series A-1 Preferred Stock

Prior to the Merger, in January 2021, Revelation Sub sold and issued 684,450 shares of Series A-1 Preferred Stock for net proceeds of $3.9 million. All shares of the Series A-1 Preferred Stock were exchanged on the Closing Date for 53,293 shares of common stock in connection with the Business Combination.
9. Units

In connection with the Petra's IPO, in October of 2020, Petra issued unit's that consisted of one share of common stock and one warrant with an exercise price of $402.50 per shares (the “Public Warrants”).

As of December 31, 2022 there were 48,246 units outstanding (not effected for the reverse split), which trade on the Nasdaq Capital Market under the ticker symbol “REVBU.” The Company includes each share of common stock and Public Warrant from the unit’s in its calculation of common stock and Public Warrants outstanding, respectively.

10. Common Stock

The Company is authorized under its articles of incorporation, as amended, to issue 500,000,000 shares of Common Stock, par value $0.001 per share.

Reverse Split

On January 30, 2023, the Company filed the Certificate of Amendment reflecting the change in authorized shares of common stock from 100,000,000 to 500,000,000 and effecting a reverse stock split as of 12:01 a.m. Eastern Standard Time on February 1, 2023 with a ratio of 1-for-35. As a result of the Reverse Split, every 35 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares are outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock automatically received an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding equity awards and warrants with respect to the number of shares of common stock subject to such award or warrant and the exercise price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans were proportionately adjusted for the Reverse Split ratio, such that fewer shares will be subject to such plans.

Common Stock Issuance due to the Business Combination

At the Closing Date, the Company issued an aggregate of 282,039 shares of common stock in exchange for the Revelation Sub stock, outstanding as of immediately prior to the Effective Time.

On the Closing Date, the Company received net proceeds from the Business Combination of $11.9 million, of which $7.7 million was escrowed pursuant to a Forward Share Purchase Agreement entered into by Petra and $4.2 million was released to Revelation.

Common Stock Issuance during the year ended December 31, 2022

On January 23, 2022, the Company issued 36,947 shares of common stock in connection with the PIPE Investment. The Company received net proceeds of $7.3 million.

On January 31, 2022, the Company issued 8,572 shares of common stock as collateral to Loeb & Loeb, LLP as part of a payment deferral of legal fees in connection with the Business Combination.

On February 4, 2022, the Company cancelled 21,429 shares in connection with the exercise of the Forward Share Purchase Agreement and approximately $7.7 million that was in escrow was paid to Meteora.

On February 22, 2022, the Company issued 36,959 shares of common stock in connection with the notice of cash exercise for the Pre-Funded Warrants issued in connection with the PIPE Investment with a total purchase price of $12.94.

On February 2, 2022, the Company issued 54 shares of common stock in connection with a notice of cash exercise for the Company’s Rollover Warrants with a total purchase price of $5,073.

On July 28, 2022, the Company issued 238,096 shares of its common stock in connection with the July 2022 Public Offering. The Company received net proceeds of $4.5 million.

On July 29, 2022, the Company issued 3,435 shares of common stock in connection with vested Rollover RSU awards.

As of December 31, 2022 and December 31, 2021, 682,882 and 282,039 shares of common stock were issued and outstanding, respectively. As of December 31, 2022, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	December 31, 2022	December 31, 2021
Revelation Sub Series A Preferred Stock	—	—
Series A-1 Preferred Stock	—	—
Public Warrants	300,332	—
Class A Common Stock Warrants	73,905	—
Class A Placement Agent Common Stock Warrants	10,347	—
Class B Common Stock Warrants	238,096	—
Class B Placement Agent Common Stock Warrants	16,667	—
Rollover Warrants	4,738	4,792
Unvested and unissued Rollover RSU awards	7,290	13,154
Stock options outstanding	9,581	—
Shares reserved for issuance	660,956	17,946
Shares available for future stock grants under the 2021 Equity Incentive Plan	58,707	—
Total common stock reserved for issuance	719,663	17,946

11. Stock-Based Compensation

2020 Equity Incentive Plan and 2021 Equity Incentive Plan

Prior to the Merger, Revelation Sub adopted the Revelation Biosciences, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) on October 1, 2020 for the issuance of stock-based awards. There was a total of 13,154 shares that had been granted for RSU awards under the 2020 Plan. On the Closing Date of the Business Combination, the outstanding RSU awards from the 2020 Plan were exchanged for Rollover RSU awards and the 2020 Plan was cancelled and there are no additional shares available for grant under the 2020 Plan.

In January 2022, in connection with the Business Combination, the Board of Directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 36,983 authorized shares of common stock the Company could issue. The 2021 Plan is administered by the Board of Directors. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest over one to four years. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased each January 1, beginning on January 1, 2022, by 10% of the aggregate number of outstanding shares of our common stock from the first day of the preceding calendar year to the first day of the current calendar year or such lesser number as determined by our board of directors. On January 1, 2023, after effecting the Reverse Split the total shares available for issuance under the 2021 Equity Plan was increased to 68,288 authorized shares of common stock.

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

As of December 31, 2022, there were 58,707 shares available for future grant under the 2021 Plan.

Restricted Stock Units

At the Closing Date of the Business Combination, all Revelation Sub RSU award holders received a Rollover RSU award in exchange for each RSU award of Revelation Sub that vest in accordance with the original terms of the award. The Company determined this to be a Type I modification but did not record any incremental stock-based compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification.

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

As of December 31, 2022 and December 31, 2021, the Company has a total of 7,290 and 13,154 Rollover RSU awards for shares of common stock outstanding, respectively. During the year ended December 31, 2022, 3,435 Rollover RSU awards have fully vested and been issued and 2,429 Rollover RSU awards have been forfeited. As of December 31, 2022, 7,290 Rollover RSU awards will vest and be issued over the next 2.4 years. Each Rollover RSU award converts to one share of common stock.

Stock Options

The Company has granted stock options which vest 25% on the one year anniversary of the grant date or the employees hiring date, with the remainder vesting quarterly thereafter for grants to officers and employees. Stock options have a maximum term of 10 years.

On July 29, 2022, in connection with the release of 9 employees, the Board of Directors granted 5,590 stock options for shares of common stock that vest 100% on the date of grant. The stock options have a maximum term of 3 years.

The activity related to stock options, during the year ended December 31, 2022 is summarized as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	—	$—
Granted	15,708	38.57
Exercised	—	—
Expired and forfeited	(6,127)	49.00
Outstanding at December 31, 2022	9,581	$31.91	3.5
Exercisable at December 31, 2022	5,590	$19.71	2.6

For the year ended December 31, 2022, the weighted-average Black-Scholes value per stock option was $25.67. The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Stock-Based Compensation Expense

For the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense for the period indicated as follows:

	Year Ended December 31,
	2022	2021
General and administrative:
RSU awards	$130,689	$412,214
Stock Options	44,000	—
General and administrative stock-based compensation expense	174,689	412,214
Research and development:
RSU awards	41,506	58,664
Stock Options	84,921	—
Research and development stock-based compensation expense	126,427	58,664
Total stock-based compensation expense	$301,116	$470,878

As of December 31, 2022, there was $204,030 and $98,633 of unrecognized stock-based compensation expense related to Rollover RSU awards and stock options, respectively. The unrecognized stock-based compensation expense is expected to be recognized over a period of 2.1 years and 3.2 years for Rollover RSU’s and stock options, respectively.

12. Warrants

Public Warrants

In connection with the Petra's IPO, Petra issued 10,511,597 Public Warrants to purchase an aggregate of 300,332 shares of common stock at an exercise price of $402.50 per share and expire on January 10, 2027. The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol REVBW.

The Company may redeem the Public Warrants at a price of $0.01 per Public Warrant upon not less than 30 days’ prior written notice of redemption if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $630.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the Public Warrant holders; and if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Rollover Warrants

Prior to the Merger, in connection with the issuance of the Revelation Sub Series A-1 Preferred Stock through a private placement, Revelation Sub issued warrants to the placement agent to purchase an aggregate of 4,792 shares of common stock at an exercise price of $93.80 per share, valued on the issuance date of the Revelation Sub Series A-1 Preferred Stock in the aggregate at $326,675 and included in the issuance costs of the Revelation Sub Series A-1 Preferred Stock. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on January 31, 2027.

At the Closing Date of the Business Combination, all warrant holders received a Rollover Warrant, which was exercisable in accordance with its original issuance.

On February 2, 2022, the Company received a notice of cash exercise for the Company’s Rollover Warrants for 54 shares of common stock at a purchase price of $5,073. As of December 31, 2022, there were 4,738 Rollover Warrants remaining to be exercised or exchanged.

The fair value of the Rollover Warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	115%
Expected term (years)	6
Risk-free interest rate	0.85%
Expected dividend yield	0.0%

Class A Common Stock Warrants

In connection with the PIPE Investment, the Company issued warrants to the Purchaser to purchase an aggregate of 73,905 shares of common stock at an exercise price of $115.15 per share, valued on the PIPE Investment purchase date in the aggregate at $3,634,262 and included in the issuance costs of the PIPE Investment. The warrants were exercisable six months from the issuance date, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

Pre-Funded Warrants

In connection with the PIPE Investment, the Company issued warrants to the Purchaser to purchase an aggregate of 36,959 shares of common stock at an exercise price of $0.00035 per share.

On February 22, 2022, the Company received a notice of cash exercise for the Pre-Funded Warrants issued in connection with the PIPE Investment for 36,959 shares of common stock at purchase price of $12.94.

Class A Placement Agent Common Stock Warrants

In connection with the PIPE Investment, the Company issued warrants to the Placement Agent to purchase an aggregate of 10,347 shares of common stock at an exercise price of $115.15 per share, valued on the PIPE Investment purchase date in the aggregate at $508,797 and included in the issuance costs of the PIPE Investment. The warrants were exercisable six months from the issuance date, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

Class B Common Stock Warrants

In connection with the July 2022 Public Offering, the Company issued 8,333,334 warrants to purchase an aggregate of 238,095 shares of common stock at an exercise price of $21.00 per share, valued on the public offering purchase date in the aggregate at $4,490,457 and included in the issuance costs of the public offering. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 28, 2027.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

Class B Placement Agent Common Stock Warrants

In connection with the July 2022 Public Offering, the Company issued warrants to the Placement Agent to purchase an aggregate of 16,667 shares of common stock at an exercise price of $26.25 per share, valued on the public offering purchase date in the aggregate at $310,137 and included in the issuance costs of the public offering. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

13. Income Taxes

The Company did not record a provision for income taxes for the years ended December 31, 2022 and December 31, 2021 due to a full valuation allowance against its deferred tax assets.

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2022	2021

Federal tax statutory rate	21.0%	21.0%
State tax, net of federal benefit	7.2	7.1
Research and development credits	0.6	1.9
Non-deductible expenses	2.9	(2.3)
Change in valuation allowance	(31.7)	(27.7)
Effective tax rate	— %	— %

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2022	2021
Net operating loss carryforwards	$5,511,086	$3,524,526
Research and development credits	324,661	255,656
Capitalized research and development costs	1,429,419	—
Capitalized start-up costs	860,853	—
Other, net	373,936	351,836
Total gross deferred tax assets	8,499,983	4,132,018
Valuation allowance	(8,499,983)	(4,132,018)
Net deferred tax assets	$—	$—

As of December 31, 2022 and 2021, a full valuation allowance of $8,499,983 and $4,132,018, respectively, was established against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $4,012,802 and $3,323,197 in 2022 and 2021, respectively, due to the increase in the deferred tax assets by the same amount; primarily due to net operating loss carryforwards and the mandatory capitalization of qualified research and development expenses in 2022.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $18,224,037 and $24,505,008, respectively. As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $12,468,027 and $13,221,253, respectively. Federal net operating losses carryforward indefinitely. State net operating loss carryforwards will begin to expire in 2026.

The Company had estimated federal research and development credit carryforwards of $93,915 and $91,217 as of December 31, 2022 and 2021, respectively. The federal research tax credit carryforwards will begin to expire in 2040. The Company had estimated state research and development credit carryforwards of $292,083 and $208,150 as of December 31, 2022 and 2021, respectively. The California state credits carryforward indefinitely.

Pursuant to Section 382 and 383 of the Internal Revenue Code (“IRC”), utilization of the Company’s federal net operating loss carryforwards and research and development credit carryforwards may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating loss and research and development credit carryforwards prior to utilization. The Company has not completed an IRC Section 382 and 383 analyses regarding the limitation of net operating loss and research and development credit carryforwards.

No liability is recorded on the financial statements related to uncertain tax positions. There are no unrecognized tax benefits as of December 31, 2022 and 2021. The Company does not expect that uncertain tax benefits will materially change in the next 12 months.

The Company’s policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax returns since inception are subject to examination by the U.S. and various state tax authorities. The Company is not currently undergoing a tax audit in any federal or state jurisdiction.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses in the CARES Act include a five-year net operating loss carryback for certain net operating losses, suspension of the annual deduction limitation of 80% of taxable income for certain net operating losses, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the years ended December 31, 2022 and 2021.

The Consolidated Appropriation Act (“CAA”) of 2021 was signed into law by the President, December 27, 2020, containing the most recent COVID-19 relief provisions as well as many tax provisions including renewals of several popular tax extenders. The Company evaluated the impact of the CAA and determined that there is no material impact to the income tax provision for the years ended December 31, 2022 and 2021.

14. Subsequent Events

Unit Separation

On January 13, 2023, the Company’s units, which traded with the ticker symbol “REVBU” were mandatorily separated and cease to exist, further the units no longer trade on the Nasdaq Capital Market. Each unit was comprised of one share of the Company’s common stock and one Public Warrant. At the time of separation there were 1,688,598 units seperated, no new shares of common stock or Public Warrants were issued in connection with the speration.

Second Amendment to Lease

In January 2023, Revelation Sub amended the First Amendment to the Original Lease (the “Second Amendment”) to expire on December 31, 2023, equal to an additional 11 calendar months with a base monthly rent equal to $9,630.00. Revelation Sub signed the Second Amendment on January 17, 2023. The Company will pay $105,930 of rent expense over the life of the Second Amendment.

Change in Authorized Shares and Reverse Stock Split

On January 30, 2023, at a special meeting of stockholders, the Company’s stockholders approved a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation to change the authorized common stock from 100,000,000 to 500,000,000 shares and effect a reverse stock split of our outstanding shares of common stock at a specific ratio within a range of one-for-twenty (1-for-20) to a maximum of a one-for-one hundred (1-for-100) split. On January 30, 2023, the Company filed the Certificate of Amendment which set the authorized shares of common stock to 500,000,000 and effected a 1-for-35 reverse stock split of our outstanding shares of common stock as of 12:01 a.m. Eastern Standard Time on February 1, 2023.

Public Offering

On February 13, 2023, the Company closed a public offering of (i) an aggregate of 2,888,600 shares of its common stock, par value $0.001 per share and pre-funded warrants to purchase up to an aggregate of 336,400 shares of Common Stock (the “Pre-Funded Warrants”) and (ii) accompanying Class C Common Stock Purchase Warrants to purchase up to an aggregate of 6,450,000 shares of its Common Stock at a combined offering price of $4.83 per share of Common Stock and associated Class C Common Stock Warrants, or $4.8299 per Pre-Funded Warrant and associated Class C Common Stock Warrants, resulting in gross proceeds of approximately $15.6 million. As of December 31, 2022, the Company recorded $87,171 of deferred offering costs. The Pre-Funded Warrants do not expire and have an exercise price of $0.0001 per share. The Class C Common Stock Warrants will have an exercise price of $5.36 per share, are exercisable upon issuance, and will expire five years following the date of issuance. The net proceeds to the Company from the offering were approximately $14.0 million, after deducting the placement agent’s fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from this offering to further the development of REVTx-300, REVTx-100, REVTx-200 and REVTx-99b; continue to develop other products and therapies; and fund working capital and general corporate purposes using any remaining amounts. A registration statement on Form S-1 (File No. 333-268576) relating to these securities has been filed with the SEC, and was declared effective by the SEC on February 9, 2023.

Roth Capital Partners, LLC (the “Placement Agent’) was engaged by the Company to act as its exclusive placement agent for the public offering. The Company agreed to pay the Placement Agent a cash fee equal to 8.0% of the gross proceeds received by the Company in the public offering, totaling approximately $1.2 million.

Using the Black-Scholes option pricing model, the Class C Common Stock Warrants were valued in the aggregate at $16.1 million and included in the issuance costs of the public offering.

As a result of the proceeds from the Public Offering, the Company believes it is now in compliance with Listing Rule 5550(b)(2) because it has stockholders’ equity in excess of $2.5 million as of the date of this filing.

Regaining NASDAQ Compliance

On February 16, 2023, the Company received formal notice from The Nasdaq Stock Market (“Nasdaq”) stating that the Company’s common stock will continue to be listed and traded on Nasdaq, due to the Company having regained compliance with the minimum bid price requirement and minimum stockholders’ equity requirement for continued listing on Nasdaq, as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively, and all applicable listing standards.

As previously reported in 2022, Nasdaq issued delist letters based on the Company’s non-compliance with the bid price and stockholders’ equity requirements for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively. The Company’s compliance plan was approved by a Nasdaq hearing panel giving the Company until April 18, 2023 to regain compliance. To regain compliance with the stockholders’ equity requirement, the Company must have achieved stockholders’ equity of at least $2.5 million and demonstrated its ability to sustain compliance with that requirement. In order to demonstrate compliance with the $1.00 bid price requirement, the Company must have demonstrated compliance for a minimum of ten consecutive business days.

Also, as previously reported on February 13, 2023, the Company closed a Public Offering on February 13, 2023, resulting in estimated net cash proceeds of approximately $14.0 million after accounting for estimated expenses incurred in connection with the Public Offering. As a result, the Listing Qualifications staff determined that the Company has regained compliance with the minimum equity requirement. The staff also determined as of February 15, 2023, the Company has evidenced compliance with the $1.00 per share price requirement having traded for 11 consecutive trading days above $1.00.

Pre-Funded Warrant Exercise

On February 14, 2023, the Company received a notice of cash exercise for the Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 33,000 shares of common stock at purchase price of $3.30.

On March 2, 2023, the Company received a notice of cash exercise for the Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 160,000 shares of common stock at purchase price of $16.00.

Class C Common Stock Warrant Exercise

As of March 20 2023, the Company received notices of alternative cash-less exercises for 1,868,390 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 747,357 shares of common stock.