Form 10-Q
period 2023-03-31
REVELATION BIOSCIENCES, INC.
filed 2023-05-22
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 16, 2023, the registrant had 6,048,863 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$17,702,818	$5,252,979
Deferred offering costs	—	87,171
Prepaid expenses and other current assets	332,387	73,132
Total current assets	18,035,205	5,413,282
Property and equipment, net	83,870	90,133
Total assets	$18,119,075	$5,503,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$705,089	$554,205
Accrued expenses	973,925	985,497
Deferred underwriting commissions	2,911,260	2,911,260
Warrant Liability	3,511,155	—
Total current liabilities	8,101,429	4,450,962
Total liabilities	8,101,429	4,450,962
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value; zero and one shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022, respectively; liquidation preference of $0 and $5,000 at March 31, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.001 par value; 500,000,000 and 11,000,000 shares authorized and 4,729,839 and 682,882 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4,730	683
Additional paid-in-capital	29,200,569	26,398,618
Accumulated deficit	(19,187,653)	(25,346,848)
Total stockholders’ equity	10,017,646	1,052,453
Total liabilities and stockholders’ equity	$18,119,075	$5,503,415

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$525,273	$3,680,280
General and administrative	1,094,574	2,906,020
Total operating expenses	1,619,847	6,586,300
Loss from operations	(1,619,847)	(6,586,300)
Other income (expense):
Change in fair value of warrant liability	7,744,935	—
Other income (expense)	34,107	(30,241)
Total other income (expense), net	7,779,042	(30,241)
Net income (loss)	$6,159,195	$(6,616,541)

Net earnings (loss) per share, basic	$2.79	$(15.90)
Weighted-average shares used to compute net earnings (loss) per share, basic	2,210,703	416,184

Net earnings (loss) per share, diluted	$1.96	$(15.90)
Weighted-average shares used to compute net earnings (loss) per share, diluted	3,135,916	416,184

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	—	$—	282,039	$282	$14,417,547	$(14,517,299)	$(99,470)
Issuance of common stock in connection with the Business Combination, net	—	—	98,209	98	6,864,229	—	6,864,327
Issuance of common stock for fees in connection with the Business Combination	—	—	8,572	9	291	—	300
Proceeds from the PIPE Investment, net	—	—	36,947	37	7,262,182	—	7,262,219
Rollover Warrant exercise	—	—	54	—	5,074	—	5,074
Repurchase for the Forward Share Purchase Agreement exercise	—	—	(21,429)	(21)	(7,652,304)	—	(7,652,325)
Class A Pre-Funded Warrants exercise	—	—	36,959	37	(24)	—	13
Stock-based compensation expense	—	—	—	—	137,892	—	137,892
Net loss	—	—	—	—	—	(6,616,541)	(6,616,541)
Balance as of March 31, 2022	—	$—	441,351	$442	$21,034,887	$(21,133,840)	$(98,511)

Balance as of December 31, 2022	1	$—	682,882	$683	$26,398,618	$(25,346,848)	$1,052,453
Redemption of Series A Preferred Stock	(1)	—	—	—	—	—	—
Issuance of Common Stock from the February 2023 Public Offering	—	—	2,888,600	2,889	30,585	—	33,474
Class C Pre-Funded Warrants exercise	—	—	193,000	193	(174)	—	19
Alternative cashless exercise of Class C Common Stock Warrants	—	—	965,357	965	2,739,445	—	2,740,410
Stock-based compensation expense	—	—	—	—	32,095	—	32,095
Net income	—	—	—	—	—	6,159,195	6,159,195
Balance as of March 31, 2023	—	$—	4,729,839	$4,730	$29,200,569	$(19,187,653)	$10,017,646

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$6,159,195	$(6,616,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	32,095	137,892
Depreciation expense	6,263	6,262
Non-cash lease expense	—	14,960
Change in fair value of warrant liability	(7,744,935)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(259,255)	(42,604)
Deferred offering costs	61,154	—
Accounts payable	168,801	258,515
Accrued expenses	1,528	1,391,282
Operating lease liability	—	(16,752)
Accrued interest on Promissory Notes Payable & Convertible Note	—	36,920
Net cash used in operating activities	(1,575,154)	(4,830,066)
Cash flows from financing activities:
Proceeds from the Convertible Note	—	2,500,000
Repayment of the Convertible Note	—	(2,500,000)
Proceeds from the Business Combination, net	—	11,923,499
Proceeds from the PIPE Investment, net	—	7,262,219
Proceeds from Rollover Warrant exercise	—	5,074
Repurchase for the Forward Share Purchase Agreement exercise	—	(7,652,325)
Repayments of Promissory Notes Payable, including interest	—	(796,882)
Redemption of Series A Preferred Stock	(5,000)	—
Proceeds from the February 2023 Public Offering, net	14,029,974	—
Proceeds from Pre-Funded Warrants exercise	19	13
Net cash provided by financing activities	14,024,993	10,741,598
Net increase in cash and cash equivalents	12,449,839	5,911,532
Cash and cash equivalents at beginning of period	5,252,979	1,274,729
Cash and cash equivalents at end of period	$17,702,818	$7,186,261

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$(26,017)	$—
Fair Value of Class C Common Stock Warrants in connection with the February 2023 Public Offering	$13,996,500	$—
Alternative cashless exercise of Class C Common Stock Warrants	$2,740,410	$—
Current liabilities assumed in the Business Combination	$—	$2,149,432
Deferred underwriting commissions assumed in the Business Combination	$—	$2,911,260
Equity Issuance for fees in connection with the Business Combination	$—	$300
Issuance of Class A Common Stock Warrants in connection with the PIPE Investment	$—	$3,634,262
Issuance of Class A Placement Agent Common Stock Warrants in connection with the PIPE Investment	$—	$508,797

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Notes to the Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Revelation Biosciences, Inc. (collectively with its wholly-owned subsidiaries, the “Company” or “Revelation”), formerly known as Petra Acquisition, Inc. (“Petra”), was incorporated in Delaware on November 20, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. On August 29, 2021 Petra and Old Revelation signed an agreement and plan of merger (the “Business Combination Agreement”). On January 10, 2022 (the “Closing Date”) the Company consummated its business combination, with Revelation Biosciences Sub, Inc. (“Old Revelation” or “Revelation Sub”), the Company's wholly owned subsidiary (the “Business Combination”). Since the Business Combination, the Company is a clinical-stage biopharmaceutical company and has been focused on the development and commercialization of immunologic therapeutics and diagnostics.

Business Combination

The Business Combination was accounted for as a reverse recapitalization with Revelation Sub as the accounting acquirer and Petra as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Revelation Sub as if Revelation Sub is the predecessor to the Company. The common stock and net loss per share, prior to the Merger, have been retroactively restated as common stock and net loss per share reflecting the exchange ratio established in the Business Combination (the “Common Stock Exchange Ratio”).

Petra’s Common Stock, Public Warrants and Units were historically listed on the Nasdaq Capital Market under the symbols “PAIC,” “PAICW” and “PAICU,” respectively. On January 10, 2022, the Company’s units, common stock and warrants were listed on the Nasdaq Capital Market under the symbols “REVBU”, “REVB” and “REVBW”, respectively.

Unit Separation

On January 13, 2023, the Company’s units were mandatorily separated into one share of common stock and one Public Warrant and ceased trading on the Nasdaq Capital Market (see Note 9).

Reverse Stock Split

On January 30, 2023, the Company filed a Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) reflecting the change in authorized shares of common stock from 100,000,000 to 500,000,000 and effecting a reverse stock split as of 12:01 a.m. Eastern Standard Time on February 1, 2023 with a ratio of 1-for-35 (the “Reverse Split”). As a result of the Reverse Split, every 35 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock automatically received an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding equity awards and warrants with respect to the number of shares of common stock subject to such award or warrant and the exercise price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans were proportionately adjusted for the Reverse Split ratio, such that fewer shares are subject to such plans. All share numbers and preferred stock conversion numbers included herein have been retroactively adjusted to reflect the 1-for-35 Reverse Split (see Note 10).

Regaining NASDAQ Compliance

As previously reported in 2022, Nasdaq issued delist letters based on the Company’s non-compliance with the bid price and stockholders’ equity requirements for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively. The Company’s compliance plan was approved by a Nasdaq hearing panel giving the Company until April 18, 2023 to regain compliance. On February 16, 2023, the Company received formal notice from The Nasdaq Stock Market (“Nasdaq”) stating that the Company’s common stock will continue to be listed and traded on Nasdaq, due to the Company having regained compliance with the minimum bid price requirement and minimum stockholders’ equity requirement for continued listing on Nasdaq, and all applicable listing standards.

Liquidity and Capital Resources

Going Concern

As of March 31, 2023, the Company had an accumulated deficit of $19.2 million, a stockholders’ equity of $10.0 million and available cash and cash equivalents of $17.7 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that the Company’s unaudited financial statements for March 31, 2023 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited consolidated financial statements for March 31, 2023, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions and balances have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect net loss, stockholders’ equity or cash flows.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2022 and for the year ended December 31, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2023 are unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included on Form 10-K, as filed with the SEC on March 30, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited balance sheet at December 31, 2022 contained in the above referenced Form 10-K.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations.

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

Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company’s valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company follows a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. These levels of inputs are the following:

•
Level 1—Quoted prices in active markets for identical assets or liabilities.
•
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has determined that the measurement of the fair value the Class C Common Stock Warrants is a Level 3 fair value measurement and uses the Monte-Carlo simulation model for valuation (see Note 12).

Warrant Liability

The Company reviews the terms of debt instruments, equity instruments, and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, the Company may issue freestanding options and warrants.

The Company accounts for its common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants as current liabilities if the warrant fails the equity classification criteria. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liabilities within the statements of operations.

The Company values its and common stock warrants classified as liabilities using the Black-Scholes option pricing model or other acceptable valuation models, including the Monte-Carlo simulation model.

Basic and Diluted Net Earnings (Loss) per Share

Basic net earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration of potential shares of common stock. Diluted net earnings (loss)

per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding plus potential shares of common stock. Convertible preferred stock on an as converted basis, RSU awards, warrants and stock options outstanding are considered potential shares of common stock and are included in the calculation of diluted net earnings (loss) per share using the treasury stock method when their effect is dilutive. Potential shares of common stock are excluded from the calculation of diluted net earnings (loss) per share when their effect is anti-dilutive.

For the three months ended March 31, 2023, there were 925,213 million potential common shares that were included in the calculation of diluted net earnings per share, which consists of: (i) 843,036 shares of common stock issuable upon the alternative cashless exercise of the Class C Common Stock Warrants; (ii) 74,887 Class C Pre-Funded Warrants; and (iii) 7,290 Rollover RSU awards.

As of March 31, 2022, there were 412,594 potential shares of common stock, (see Note 10), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

The basic and diluted weighted-average shares used to compute net earnings (loss) per share in the unaudited consolidated statements of operations includes the shares issued from the reverse stock split fractional share round up.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and does not believe any will have a material impact on the Company’s condensed consolidated financial statements or related financial statement disclosures.

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid insurance costs	$213,750	$—
Other prepaid expenses & current assets	118,637	73,132
Total prepaid expenses & current assets	$332,387	$73,132

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Lab equipment	$131,963	$131,963
Total property and equipment, gross	131,963	131,963
Accumulated depreciation	(48,093)	(41,830)
Total property and equipment, net	$83,870	$90,133

Depreciation expense was $6,263 for the three months ended March 31, 2023 and $6,262 for the three months ended March 31, 2022.

Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Accrued payroll and related expenses	$708,450	$618,014
Accrued clinical study expenses	39,610	175,061
Accrued professional fees	135,865	75,722
Accrued clinical development costs	90,000	111,700
Accrued other expenses	—	5,000
Total accrued expenses	$973,925	$985,497

Included in accrued other expenses as of December 31, 2022, was the $5,000 redemption price of the Series A Preferred Stock that automatically redeemed on January 30, 2023 upon the effectiveness of the Certificate of Amendment implementing the reverse stock split and an increase in the authorized shares of common stock of the Company (see Note 8).

4. Commitments and Contingencies

Lease Commitments

In February 2021, Revelation Sub entered into an agreement to lease 2,140 square feet of laboratory space located at 11011 Torreyana Road, Suite 102, San Diego, California (the “Lease”). In January 2023, the Company signed an amendment extending the Lease until December 31, 2023, with a base monthly rent equal to $9,630. The Company is required to maintain a security deposit of $5,564. The Lease contains customary default provisions, representations, warranties and covenants. In addition to rent, the Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises. The Company has applied the short-term lease exception as the amendment is less than twelve months. The Lease is classified as an operating lease.

Rent expense was $24,991 for the three months ended March 31, 2023 and $15,067 for the three months ended March 31, 2022, respectively.

Future minimum lease payments under the operating lease as of March 31, 2023 is $86,670.

Convertible Note Financing

On January 4, 2022, Revelation Sub entered into a convertible note with AXA Prime Impact Master Fund I SCA SICAV-RAIF (“AXA”) for $2.5 million with a fixed 10% annual interest rate, the proceeds of which were to be used by Revelation Sub to purchase shares of Petra common stock from redeeming Petra stockholders who redeemed shares of Petra common stock in connection with the Business Combination (the “Convertible Note”).

On January 6, 2022, Old Revelation purchased 7,001 shares of Petra common stock with the proceeds from the Convertible Note. Repayment of the Convertible Note was made on January 6, 2022 in accordance with the exchange terms of the Convertible Note by which 7,001 shares of Petra common stock that had been purchased by Revelation Sub were transferred to AXA.

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

Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that the amount of the fees sought exceeded the $8.5 million cap on transaction expenses in the Business Combination Agreement. This action remains pending as of the date of this report. The court has set an August 2023 date for the completion of written discovery. It is expected that any trial in the proceeding wouldn’t occur until the second half of 2024.

Of the LifeSci Capital LLC claim, $1.5 million relates to deferred underwriting fees from the Petra initial public offering (“IPO”). In addition, but separate from the claim, one of the underwriters in the Petra IPO who is not a participant in the litigation with LifeSci Capital LLC recently issued a demand letter seeking repayment for $655 thousand in fees owed from the Petra initial public offering that remain unpaid. Both of these amounts are recorded as a current liability in the financial statements as of March 31, 2023 under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

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

5. PIPE Investment

On January 25, 2022, the Company closed a private placement of 36,947 shares of unregistered common stock, 36,959 unregistered pre-funded warrants to purchase common stock with an exercise price of $0.0001, which did not have an expiration (the “Class A Pre-Funded Warrants”), and 73,905 unregistered warrants to purchase common stock with an exercise price of $115.15 per share of common stock which expire on July 25, 2027 (the “Class A Common Stock Warrants”) at a combined purchase price of $105.00 per share of common stock or $104.99965 per Class A Pre-Funded Warrant and associated Class A Common Stock Warrants to an institutional investor (the “PIPE Investment”). Net proceeds to the Company were $7.3 million.

Roth Capital Partners, LLC (“Roth”) was engaged by the Company to act as its exclusive placement agent for the private placement. The Company paid Roth a cash fee equal to 6.0% of the gross proceeds received by the Company in the private placement, totaling $465,600 and issued warrants to purchase up to 10,347 shares of common stock with an exercise price of $115.15 which expire on July 25, 2027 (the “Class A Placement Agent Common Stock Warrants”). The Class A Placement Agent Common Stock Warrants have substantially the same terms as the Class A Common Stock Warrants.

In connection with the private placement, the Company entered into a registration rights agreement with the institutional investor, pursuant to which the Company agreed to file a registration statement to register for resale of the shares of common stock, shares of common stock underlying the Class A Pre-Funded Warrants and shares of common stock underlying the Class A Common Stock Warrants. The company filed the registration statement with the SEC on Form S-1 (File No. 333-262410) on January 28, 2022 and it became effective on February 7, 2022.

On February 22, 2022, the Company received a notice of cash exercise for the total outstanding Class A Pre-Funded Warrants issued in connection with the PIPE Investment for 36,959 shares of common stock at a purchase price of $12.94.

Using the Black-Scholes option pricing model, the Class A Common Stock Warrants were valued in the aggregate at $3.6 million and the Class A Placement Agent Common Stock Warrants were valued in the aggregate at $0.5 million. Both were included in the issuance costs of the private placement and treated as equity (see Note 12).

6. 2022 Public Offering

On July 28, 2022, the Company closed a public offering of 238,096 shares of its common stock and 8,333,334 warrants to purchase up to 238,095 shares of its common stock with an exercise price of $21.00 per share which expire on July 28, 2027 (the “Class B Common Stock Warrants”) at a combined offering price of $21.00 per share and associated warrant (the “July 2022 Public Offering”). Net proceeds to the Company from the offering were $4.5 million.

Roth was engaged by the Company to act as its exclusive placement agent for the July 2022 Public Offering. The Company paid Roth a cash fee equal to 7.0% of the gross proceeds received by the Company in the public offering, totaling $350,000 and issued warrants to purchase up to 16,667 shares of common stock with an exercise price of $26.25 per share which expire on July 25, 2027 (the “Class B Placement Agent Common Stock Warrants”).

The shares of common stock, the shares of common stock underlying the Class B Common Stock Warrants and the shares of common stock underlying the Class B Placement Agent Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-266108), and was declared effective by the SEC on July 25, 2022.

Using the Black-Scholes option pricing model, the Class B Common Stock Warrants were valued in the aggregate at $4.5 million and the Class B Placement Agent Common Stock Warrants were valued in the aggregate at $0.3 million. Both were included in the issuance costs of the July 2022 Public Offering and treated as equity (see Note 12).

7. 2023 Public Offering

On February 13, 2023, the Company closed a public offering of 2,888,600 shares of its common stock, 336,400 pre-funded warrants to purchase shares of common stock with an exercise price of $0.0001 which do not expire (the “Class C Pre-Funded Warrants”) and 6,450,000 warrants to purchase shares of common stock with an exercise price of $5.36 which expire on February 14, 2028 (the “Class C Common Stock Warrants”) at a combined offering price of $4.83 per share of common stock or $4.8299 per Class C Pre-Funded Warrant and associated Class C Common Stock Warrants (the “February 2023 Public Offering”). Net cash proceeds to the Company from the offering were $14.0 million.

Roth was engaged by the Company to act as its exclusive placement agent for the February 2023 Public Offering. The Company paid Roth a cash fee equal to 8.0% of the gross proceeds received by the Company in the public offering, totaling $1.2 million.

The shares of common stock, the shares of common stock underlying the Class C Pre-Funded Warrants and the shares of common stock underlying the Class C Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-268576), and was declared effective by the SEC on February 9, 2023.

On February 14, 2023, the Company received a notice of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 33,000 shares of common stock at purchase price of $3.30.

On March 2, 2023, the Company received a notice of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 160,000 shares of common stock at purchase price of $16.00.

As of March 31, 2023, there were 143,400 Class C Pre-Funded Warrants outstanding.

Using a Monte-Carlo simulation model, the Class C Common Stock Warrants were valued in the aggregate at $14.0 million and included in the issuance costs of the February 2023 Public Offering and treated as a liability (see Note 12).

8. Preferred Stock

Revelation Authorized Preferred Stock

The third amended and restated certificate of incorporation of the Company authorizes up to 5,000,000 shares of preferred stock, $0.001 par value per share, which may be issued as designated by the Board of Directors without stockholder approval. As of March 31, 2023 and as of the date of this Report, there were no shares of preferred stock issued and outstanding.

Series A Preferred Stock

On December 19, 2022, the Company closed the sale of one share of the Company’s Series A Preferred Stock, par value $0.001 per share, to its Chief Executive Officer for $5,000.00. The outstanding share of Series A Preferred Stock was automatically redeemed for $5,000.00 on January 30, 2023 upon the effectiveness of the Certificate of Amendment implementing the reverse stock split and the increase in authorized shares of common stock of the Company.

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

9. Units

In connection with the Petra's IPO, in October of 2020, Petra issued unit's that consisted of one share of common stock and one warrant exercisable for 1/35 of a share of common stock with an exercise price of $402.50 per share which expire on January 10, 2027 (the “Public Warrants”), which traded on the Nasdaq Capital Market under the ticker symbol REVBU.

As disclosed in Note 1, on January 13, 2023, the Company’s units were mandatorily separated, ceased to exist and stopped trading on the Nasdaq Capital Market. At the time of separation there were 1,688,598 units separated, which represented 48,246 shares of common stock and 1,688,598 Public Warrants. No new shares of common stock or Public Warrants were issued in connection with the separation.

10. Common Stock

The Company is authorized under its articles of incorporation, as amended, to issue 500,000,000 shares of common stock, par value $0.001 per share.

Reverse Split

As disclosed in Note 1, on January 30, 2023, the Company filed the Certificate of Amendment reflecting the change in authorized shares of common stock from 100,000,000 to 500,000,000 and effecting a reverse stock split as of 12:01 a.m. Eastern Standard Time on February 1, 2023 with a ratio of 1-for-35. As a result of the Reverse Split, every 35 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock automatically received an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding equity awards and warrants with respect to the number of shares of common stock subject to such award or warrant and the exercise price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans were proportionately adjusted for the Reverse Split ratio, such that fewer shares will be subject to such plans.

Common Stock Issuance due to the Business Combination

On the Closing Date, the Company issued an aggregate of 282,039 shares of common stock in exchange for all outstanding Revelation Sub stock. Net proceeds from the Business Combination were $11.9 million, of which $7.7 million was escrowed pursuant to a forward share purchase agreement entered into by Petra and an institutional investor and $4.2 million was released to Revelation.

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

On February 4, 2022, the Company cancelled 21,429 shares in connection with the exercise of the forward share purchase agreement and approximately $7.7 million that was in escrow was paid to an institutional investor.

On February 22, 2022, the Company issued 36,959 shares of common stock in connection with a notice of cash exercise for the Class A Pre-Funded Warrants issued in connection with the PIPE Investment with a total purchase price of $12.94.

On July 28, 2022, the Company issued 238,096 shares of its common stock in connection with the July 2022 Public Offering. The Company received net proceeds of $4.5 million.

On July 29, 2022, the Company issued 3,435 shares of common stock in connection with vested Rollover RSU awards.

Common Stock Issuance during the three months ended March 31, 2023

On February 13, 2023, the Company issued 2,888,600 shares of its common stock in connection with the February 2023 Public Offering. The Company received net cash proceeds of $14.0 million.

On February 14, 2023, the Company issued 33,000 shares of common stock in connection with a notice of cash exercise for Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering with a total purchase price of $3.30.

On March 2, 2023, the Company issued 160,000 shares of common stock in connection with a notice of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering with a total purchase price of $16.00.

From March 13, 2023 to March 31, 2023, the Company issued 965,357 shares of common stock in connection with notices of alternative cashless exercise for the Class C Common Stock Warrants issued in connection with the February 2023 Public Offering.

As of March 31, 2023 and December 31, 2022, 4,729,839 and 682,882 shares of common stock were issued and outstanding, respectively. As of March 31, 2023, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	March 31, 2023	March 31, 2022
Public Warrants (exercise price of $402.50 per share)	300,332	300,332
Class A Common Stock Warrants (exercise price of $115.15 per share)	73,905	73,905
Class A Placement Agent Common Stock Warrants (exercise price of $115.15 per share)	10,347	10,347
Class B Common Stock Warrants (exercise price of $21.00 per share)	238,096	—
Class B Placement Agent Common Stock Warrants (exercise price of $26.25 per share)	16,667	—
Class C Pre-Funded Warrants (exercise price of $0.0001 per share)	143,400	—
Class C Common Stock Warrants (exercise price of $5.36 per share)	4,036,610	—
Rollover Warrants (exercise price of $93.80 per share)	4,738	4,738
Rollover RSU awards outstanding	7,290	13,154
Stock options outstanding	9,581	10,118
Shares reserved for issuance	4,840,966	412,594
Shares available for future stock grants under the 2021 Equity Incentive Plan	58,707	58,170
Total common stock reserved for issuance	4,899,673	470,764

11. Stock-Based Compensation

2021 Equity Incentive Plan

In January 2022, in connection with the Business Combination, the Board of Directors and the Company’s stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 36,983 authorized shares of common stock for issuance under the plan. The 2021 Plan is administered by the Board of Directors. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest over one to four years. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased each January 1, and began on January 1, 2022, by 10% of the aggregate number of outstanding shares of our common stock from the first day of the preceding calendar year to the first day of the current calendar year or such lesser number as determined by our board of directors. On January 1, 2023, after effecting the Reverse Split the total shares available for issuance under the 2021 Equity Plan was increased to 68,288 authorized shares of common stock.

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

As of March 31, 2023, there were 58,707 shares available for future grant under the 2021 Plan.

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

As of March 31, 2023 and December 31, 2022, the Company has a total of 7,290 Rollover RSU awards for shares of common stock outstanding. As of March 31, 2023, 5,053 Rollover RSU awards have fully vested but are unissued and no Rollover RSU awards have been forfeited. As of March 31, 2023, 2,237 Rollover RSU awards will vest and be issued over the next 1.9 years. Each Rollover RSU award converts to one share of common stock.

Stock Options

The Company has granted stock options which vest 25% on the one year anniversary of the grant date or the employees hiring date, with the remainder vesting quarterly thereafter for grants to officers and employees. Stock options have a maximum term of 3 and 10 years.

The activity related to stock options, during the three months ended March 31, 2023 is summarized as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	9,581	$31.91
Granted	—	—
Exercised	—	—
Expired and forfeited	—	—
Outstanding at March 31, 2023	9,581	$31.91	5.1
Exercisable at March 31, 2023	6,590	$24.15	3.3

For the three months ended March 31, 2023, the weighted-average Black-Scholes value per stock option was $25.67. The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Stock-Based Compensation Expense

For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense for the period indicated as follows:

	Three Months Ended March 31,
	2023	2022
General and administrative:
RSU awards	$22,383	$57,079
Stock Options	7,216	23,005
General and administrative stock-based compensation expense	29,599	80,084
Research and development:
RSU awards	1,898	16,792
Stock Options	598	41,016
Research and development stock-based compensation expense	2,496	57,808
Total stock-based compensation expense	$32,095	$137,892

As of March 31, 2023, there was $179,748 and $90,819 of unrecognized stock-based compensation expense related to Rollover RSU awards and stock options, respectively. The unrecognized stock-based compensation expense is expected to be recognized over a period of 1.9 years and 2.9 years for Rollover RSU’s and stock options, respectively.

12. Warrants

Public Warrants

In connection with the Petra's IPO, Petra issued 10,511,597 Public Warrants to purchase an aggregate of 300,332 shares of common stock with an exercise price of $402.50 per share which expire on January 10, 2027. The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol REVBW.

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

Rollover Warrants

Prior to the Merger, Revelation Sub issued warrants to a placement agent to purchase up to 4,792 shares of common stock with an exercise price of $93.80 per share which expire on January 31, 2027, valued on the issuance date in the aggregate at $326,675. At the Closing Date of the Business Combination, all warrant holders received a Rollover Warrant, which was exercisable in accordance with its original issuance.

On February 2, 2022, the Company received a notice of cash exercise for the Company’s Rollover Warrants for 54 shares of common stock at a purchase price of $5,073. As of March 31, 2023, there were 4,738 Rollover Warrants remaining to be exercised or exchanged.

The fair value of the Rollover Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	115%
Expected term (years)	6
Risk-free interest rate	0.85%
Expected dividend yield	0.0%

Class A Pre-Funded Warrants

In connection with the PIPE Investment, the Company issued pre-funded warrants to an institutional investor to purchase up to 36,959 shares of common stock at an exercise price of $0.00035 per share.

On February 22, 2022, the Company received a notice of cash exercise for the Class A Pre-Funded Warrants issued in connection with the PIPE Investment for 36,959 shares of common stock at purchase price of $12.94. As of March 31, 2023 there were no Class A Pre-Funded Warrants outstanding.

Class A Common Stock Warrants

In connection with the PIPE Investment, the Company issued warrants to an institutional investor to purchase up to 73,905 shares of common stock at an exercise price of $115.15 per share, valued on the PIPE Investment purchase date in the aggregate at $3,634,262 and included in the issuance costs of the PIPE Investment. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class A Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

Class A Placement Agent Common Stock Warrants

In connection with the PIPE Investment, the Company issued warrants to Roth to purchase an aggregate of 10,347 shares of common stock at an exercise price of $115.15 per share, valued on the PIPE Investment purchase date in the aggregate at $508,797 and included in the issuance costs of the PIPE Investment. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class A Placement Agent Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

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

The fair value of the Class B Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

Class B Placement Agent Common Stock Warrants

In connection with the July 2022 Public Offering, the Company issued warrants to the Placement Agent to purchase up to 16,667 shares of common stock at an exercise price of $26.25 per share, valued on the public offering purchase date in the aggregate at $310,137 and included in the issuance costs of the public offering. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class B Placement Agent Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

Class C Pre-Funded Warrants

In connection with the February 2023 Public Offering, the Company issued pre-funded warrants to purchase up to 336,400 shares of common stock at an exercise price of $0.0001 per share.

On February 14, 2023, the Company received a notice of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 33,000 shares of common stock at purchase price of $3.30.

On March 2, 2023, the Company received a notice of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 160,000 shares of common stock at purchase price of $16.00.

As of March 31, 2023 there were 143,400 Class C Pre-Funded Warrants outstanding.

Class C Common Stock Warrants

In connection with the February 2023 Public Offering, the Company issued warrants to purchase up to 6,450,000 shares of common stock at an exercise price of $5.36 per share, valued on the public offering purchase date in the aggregate at $13,996,500 and included in the issuance costs of the public offering. The warrants were exercisable immediately upon issuance, provide for a cash, cashless exercise right or an alternative cashless exercise right for 0.4 shares of common stock per Class C Common Stock Warrant and expire on February 14, 2028.

The Company accounted for the Class C Common Stock Warrants as current liabilities based upon the guidance of ASC 480 and ASC 815. The Company evaluated the Class C Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity.

The Company concluded that the multiplier of 0.4 shares of common stock per Class C Common Stock Warrant used in the alternative cashless exercise, precludes the Class C Common Stock Warrants from being considered indexed to the Company’s stock. The Company recorded the Class C Common Stock Warrants as current liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations and comprehensive loss at each reporting date.

Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other income (expense) in the statement of operations.

At the date of issuance, the Company valued the Class C Common Stock Warrants using a Monte-Carlo simulation model with a fair value of $14 million.

As of March 31, 2023, the Company received notices of alternative cashless exercises for 2,413,390 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 965,357 shares of common stock.

As of March 31, 2023, the Company re-valued 4,036,610 outstanding Class C Common Stock Warrants using a Monte-Carlo simulation model with a fair value of $3.5 million. The gain of $7.7 million resulting from the change in the fair value of the liability for the unexercised warrants was recorded as a change in fair value of the warrant liability in the accompanying statements of operations for the three months ended March 31, 2023.

13. Income Taxes

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax income (loss) and other comprehensive income. The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2023 and 2022, respectively.

For the period ending March 31, 2023 the Company recorded non-taxable income of $7.7 million related to a change in the fair value of a warrant liability. The Company incurred taxable losses in 2022 and projects further taxable losses for 2023. The Company did not record a benefit from income taxes because, based on evidence involving its ability to realize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets.

14. Subsequent Events

Class C Pre-Funded Warrant Exercise

On April 6, 2023, the Company received a notice of cash exercise for the remaining Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 143,400 shares of common stock at purchase price of $14.34.

Class C Common Stock Warrant Exercise

From March 31, 2023 to May 16, 2023, the Company received notices of alternative cashless exercises for 2,927,550 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 1,175,624 shares of common stock. As of May 16, 2023, there are 1,108,260 Class C Common Stock Warrants outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 particularly under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary” sections.

Overview

Revelation is a clinical-stage biopharmaceutical company founded in May 2020. We are focused on the development or commercialization of innate immune system therapeutics and diagnostics. Our current product candidates were developed by us and licensed to potentially prevent, treat and detect disease. Our therapeutic product candidates are based on our therapeutic platform and consist of REVTx-300, which is being developed as a potential therapy for the prevention and treatment of acute organ injury (e.g. AKI, MI) and chronic organ disease including CKD; REVTx-100, which is being developed for the prevention and treatment of infections including healthcare-associated bacterial infection resulting from surgery, severe burns, and antibiotic resistance; REVTx-200, which is being developed as a potential intranasal therapy that will be administered concurrently with a traditional commercially available IM vaccine; and REVTx-99b, which is being developed for the treatment of food allergies. REVTx-99a was being developed as a broad anti-viral nasal drop solution for the potential prevention or potential treatment of respiratory viral infections and REVTx-99b was being developed as a prevention or treatment for chronic nasal congestion and allergic rhinitis until June of 2022. Our diagnostic, REVDx-501 (REVIDTM Rapid Test Kit), was being developed as a rapid point of care diagnostic product that can potentially be used to detect various respiratory viral infections.

Since our inception in May 2020, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of REVTx-300, REVTx-100, REVTx-200, REVTx-99a/b and REVDx-501, our product candidates.

We have funded our operations since our inception in May 2020 to March 31, 2023 through the issuance and sale of our capital stock, from which we have raised net proceeds of $43.9 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one year after the date that our audited financial statements for March 31, 2023 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

As of March 31, 2023 we had an accumulated deficit of $19.2 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including financial advisory, legal, human resource, audit and accounting services and consulting costs. Personnel and related costs consist of salaries, employee benefits and stock-based compensation for personnel involved in executive, finance and other administrative functions. We expect our general and administrative expenses to increase for the foreseeable future as we increase the size of our administrative function to support the growth of our business and support our continued research and development activities. We also anticipate increased expenses as we continue to operate as a public company, including increased expenses related to financial advisory services, audit, legal, regulatory, investor relations costs, director and officer insurance premiums associated with maintaining compliance with exchange listing and SEC requirements.

Other Income (Expense), Net

Other income (expense), net primarily consists of the change in fair value of warrant liability, foreign currency transaction gains and losses, interest expense and interest income from our cash balances in savings accounts.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$525,273	$3,680,280	$(3,155,007)
General and administrative	1,094,574	2,906,020	(1,811,446)
Total operating expenses	1,619,847	6,586,300	(4,966,453)
Loss from operations	(1,619,847)	(6,586,300)	4,966,453
Total other income (expense), net	7,779,042	(30,241)	7,809,283
Net income (loss)	$6,159,195	$(6,616,541)	$12,775,736

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
REVTx-99a clinical study expenses	$—	$2,773,115	$(2,773,115)
REVTx-99b clinical study expenses	—	170,361	(170,361)
Manufacturing expenses	291,268	106,754	184,514
REVDx-501 diagnostic development	—	6,889	(6,889)
Other program expenses	65,720	—	65,720
Other expenses	58,948	46,726	12,222
Personnel expenses (including stock-based compensation)	109,337	576,435	(467,098)
Total research and development expenses	$525,273	$3,680,280	$(3,155,007)

Research and development expenses decreased by $3.2 million, from $3.7 million for the three months ended March 31, 2022 to $0.5 million for the three months ended March 31, 2023. The decrease was primarily due to decreases of $2.8 million in clinical study expenses related to REVTx-99a and $0.5 million in personnel expenses, offset by an increase of $0.2 million in manufacturing expenses. Other program expenses of $0.1 million include pre-clinical costs and clinical preparation costs primarily for programs REVTx-300, REVTx-100 and REVTx-200.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Personnel expenses (including employee stock-based compensation)	$459,784	$678,107	$(218,323)
Legal and professional fees (including non-employee stock-based compensation)	544,461	1,499,366	(954,905)
Other expenses	90,329	728,547	(638,218)
Total general and administrative expenses.	$1,094,574	$2,906,020	$(1,811,446)

General and administrative expenses decreased by $1.8 million, from $2.9 million for the three months ended March 31, 2022 to $1.1 million for the three months ended March 31, 2023. The decrease was primarily due to decreases of $1.0 million in financial advisory fees, legal fees and professional consulting service fees, $0.6 million in other expenses as a result of a decrease in D&O Insurance and $0.2 million in personnel expenses.

Other Income (Expense), Net

Other income (expense), net was $30,241 for the three months ended March 31, 2022, related to interest expense for the Promissory Notes Payable and Convertible Note, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts. Other income (expense), net was $7,779,042 for the three months ended March 31, 2023, related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to March 31, 2023, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $43.9 million, of which $14.0 million was received during the three months ended March 31, 2023. As of March 31, 2023, we had available cash and cash equivalents of $17.7 million and an accumulated deficit of $19.2 million.

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

Going Concern

As of March 31, 2023, we had an accumulated deficit of $19.2 million, a stockholders’ equity of $10.0 million and available cash and cash equivalents of $17.7 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that our audited financial statements for March 31, 2023 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for March 31, 2023, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,575,154)	$(4,830,066)
Net cash provided by financing activities.	14,024,993	10,741,598
Net increase in cash and cash equivalents	$12,449,839	$5,911,532

Net Cash Used in Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $1.6 million, which consisted of a net income of $6.2 million, offset by a net change of non-cash charges of $7.7 million comprised of the change in fair value of the warrant liability, stock-based compensation expense, non-cash lease expense and depreciation expense.

During the three months ended March 31, 2022, net cash used in operating activities was $4.8 million, which consisted of a net loss of $6.6 million, offset by a net change of $1.6 million in our net operating assets and liabilities and non-cash charges of $0.2 million comprised of stock-based compensation expense, non-cash lease expense and depreciation expense.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $14.0 million, from net cash proceeds of $14.0 million received from the February 2023 Public Offering.

During the three months ended March 31, 2022, net cash provided by financing activities was $10.7 million, from net proceeds of $4.2 million received in connection with the Business Combination, after exercise of the forward share purchase agreement of $7.7 million, and net proceeds of $7.3 million received from the PIPE Investment, offset by $0.8 million in repayments of promissory notes payable, including interest expense.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2023 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$86,670	$—	$—	$—	$86,670
Total contractual obligations	$86,670	$—	$—	$—	$86,670

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Foreign Currency Risk

Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, England and Australia. We make payments to vendors for research and development services with payments denominated in foreign currencies including Australian Dollars and British Pounds. We are subject to foreign currency transaction gains or losses on our payments denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material and we have not had a formal hedging program with respect to foreign currency; however, we may consider doing so in the future. A 10% increase or decrease in currency exchange rates would not have a material effect on our financial results.

Critical Accounting Policies and Significant Judgments and Estimates

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

As of March 31, 2023, there were 7,290 Rollover RSU awards and 9,581 stock options outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that the amount of the fees sought exceeded the $8.5 million cap on transaction expenses in the Business Combination Agreement. This action remains pending as of the date of this report. The court has set an August 2023 date for the completion of written discovery. It is expected that any trial in the proceeding wouldn’t occur until the second half of 2024.

Of the LifeSci Capital LLC claim, $1.5 million relates to deferred underwriting fees from the Petra initial public offering. In addition, but separate from the claim, one of the underwriters in the Petra initial public offering who is not a participant in the litigation with LifeSci Capital LLC recently issued a demand letter seeking repayment for $655 thousand in fees owed from the Petra initial public offering that remain unpaid, Both of these amounts are recorded as a current liability in the financial statements as of March 31, 2023 under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
None.
c)
None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

EXHIBIT	DESCRIPTION
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Scema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: May 22, 2023	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: May 22, 2023	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer