Form 10-Q
period 2023-06-30
REVELATION BIOSCIENCES, INC.
filed 2023-08-11
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 6,297,303 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,711,218	$5,252,979
Deferred offering costs	—	87,171
Prepaid expenses and other current assets	250,012	73,132
Total current assets	15,961,230	5,413,282
Property and equipment, net	77,608	90,133
Total assets	$16,038,838	$5,503,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$913,866	$554,205
Accrued expenses	496,870	985,497
Deferred underwriting commissions	2,911,260	2,911,260
Warrant liability	302,039	—
Total current liabilities	4,624,035	4,450,962
Total liabilities	4,624,035	4,450,962
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value; zero and one shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022, respectively; liquidation preference of $0 and $5,000 at June 30, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.001 par value; 500,000,000 and 11,000,000 shares authorized and 6,297,303 and 682,882 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6,297	683
Additional paid-in-capital	32,044,329	26,398,618
Accumulated deficit	(20,635,823)	(25,346,848)
Total stockholders’ equity	11,414,803	1,052,453
Total liabilities and stockholders’ equity	$16,038,838	$5,503,415

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$909,278	$975,583	$1,434,551	$4,655,863
General and administrative	1,023,752	884,837	2,118,326	3,790,857
Total operating expenses	1,933,030	1,860,420	3,552,877	8,446,720
Loss from operations	(1,933,030)	(1,860,420)	(3,552,877)	(8,446,720)
Other income (expense):
Change in fair value of warrant liability	423,239	—	8,168,174	—
Other income (expense)	61,621	25,734	95,728	(4,507)
Total other income (expense), net	484,860	25,734	8,263,902	(4,507)
Net (loss) income	$(1,448,170)	$(1,834,686)	$4,711,025	$(8,451,227)

Net (loss) earnings per share, basic	$(0.25)	$(4.16)	$1.61	$(19.71)
Weighted-average shares used to compute net (loss) earnings per share, basic	5,812,278	441,351	2,922,195	428,837

Net (loss) earnings per share, diluted	$(0.25)	$(4.16)	$1.53	$(19.71)
Weighted-average shares used to compute net (loss) earnings per share, diluted	5,812,278	441,351	3,072,695	428,837

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	—	$—	282,039	$282	$14,417,547	$(14,517,299)	$(99,470)
Issuance of common stock in connection with the Business Combination, net	—	—	98,209	98	6,864,229	—	6,864,327
Issuance of common stock for fees in connection with the Business Combination	—	—	8,572	9	291	—	300
Proceeds from the PIPE Investment, net	—	—	36,947	37	7,262,182	—	7,262,219
Rollover Warrant exercise	—	—	54	—	5,074	—	5,074
Repurchase for the Forward Share Purchase Agreement exercise	—	—	(21,429)	(21)	(7,652,304)	—	(7,652,325)
Class A Pre-Funded Warrants exercise	—	—	36,959	37	(24)	—	13
Stock-based compensation expense	—	—	—	—	137,892	—	137,892
Net loss	—	—	—	—	—	(6,616,541)	(6,616,541)
Balance as of March 31, 2022	—	$—	441,351	$442	$21,034,887	$(21,133,840)	$(98,511)
Stock-based compensation expense	—	—	—	—	90,188	—	90,188
Net loss	—	—	—	—	—	(1,834,686)	(1,834,686)
Balance as of June 30, 2022	—	$—	441,351	$442	$21,125,075	$(22,968,526)	$(1,843,009)

Balance as of December 31, 2022	1	$—	682,882	$683	$26,398,618	$(25,346,848)	$1,052,453
Redemption of Series A Preferred Stock	(1)	—	—	—	—	—	—
Issuance of common stock from the February 2023 Public Offering	—	—	2,888,600	2,889	30,585	—	33,474
Class C Pre-Funded Warrants exercise	—	—	193,000	193	(174)	—	19
Alternative cashless exercise of Class C Common Stock Warrants	—	—	965,357	965	2,739,445	—	2,740,410
Stock-based compensation expense	—	—	—	—	32,095	—	32,095
Net income	—	—	—	—	—	6,159,195	6,159,195
Balance as of March 31, 2023	—	$—	4,729,839	$4,730	$29,200,569	$(19,187,653)	$10,017,646
Class C Pre-Funded Warrants exercise	—	—	143,400	143	(128)	—	15
Alternative cashless exercise of Class C Common Stock Warrants	—	—	1,419,780	1,420	2,784,457	—	2,785,877
RSU awards issued	—	—	4,284	4	(4)	—	—
Stock-based compensation expense	—	—	—	—	59,435	—	59,435
Net loss	—	—	—	—	—	(1,448,170)	(1,448,170)
Balance as of June 30, 2023	—	$—	6,297,303	$6,297	$32,044,329	$(20,635,823)	$11,414,803

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,711,025	$(8,451,227)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	91,530	228,080
Depreciation expense	12,525	12,524
Non-cash lease expense	—	14,960
Change in fair value of warrant liability	(8,168,174)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(176,880)	66,695
Deferred offering costs	61,154	—
Accounts payable	377,578	(285,855)
Accrued expenses	(475,527)	(145,856)
Operating lease liability	—	(16,752)
Accrued interest on Promissory Notes Payable & Convertible Note	—	36,920
Net cash used in operating activities	(3,566,769)	(8,540,511)
Cash flows from financing activities:
Proceeds from the Convertible Note	—	2,500,000
Repayment of the Convertible Note	—	(2,500,000)
Proceeds from the Business Combination, net	—	11,923,499
Proceeds from the PIPE Investment, net	—	7,262,219
Proceeds from Rollover Warrant exercise	—	5,074
Repurchase for the Forward Share Purchase Agreement exercise	—	(7,652,325)
Repayments of Promissory Notes Payable, including interest	—	(796,882)
Redemption of Series A Preferred Stock	(5,000)	—
Proceeds from the February 2023 Public Offering, net	14,029,974	—
Proceeds from Pre-Funded Warrants exercise	34	13
Net cash provided by financing activities	14,025,008	10,741,598
Net increase in cash and cash equivalents	10,458,239	2,201,087
Cash and cash equivalents at beginning of period	5,252,979	1,274,729
Cash and cash equivalents at end of period	$15,711,218	$3,475,816

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$(26,017)	$—
Fair Value of Class C Common Stock Warrants in connection with the February 2023 Public Offering	$13,996,500	$—
Alternative cashless exercise of Class C Common Stock Warrants	$5,526,287	$—
Current liabilities assumed in the Business Combination	$—	$2,149,432
Deferred underwriting commissions assumed in the Business Combination	$—	$2,911,260
Equity Issuance for fees in connection with the Business Combination	$—	$300
Issuance of Class A Common Stock Warrants in connection with the PIPE Investment	$—	$3,634,262
Issuance of Class A Placement Agent Common Stock Warrants in connection with the PIPE Investment	$—	$508,797

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

Reverse Stock Split

On January 30, 2023, the Company filed a Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) reflecting the change in authorized shares of common stock from 100,000,000 to 500,000,000 and effecting a reverse stock split as of 12:01 a.m. Eastern Standard Time on February 1, 2023 with a ratio of 1-for-35 (the “Reverse Split”). As a result of the Reverse Split, every 35 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock automatically received an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding equity awards and warrants with respect to the number of shares of common stock subject to such award or warrant and the exercise price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans were proportionately adjusted for the Reverse Split ratio, such that fewer shares are subject to such plans. All share numbers included herein have been retroactively adjusted to reflect the 1-for-35 Reverse Split (see Note 10).

Regaining NASDAQ Compliance

As previously reported in 2022, the Nasdaq Stock Market (“Nasdaq”) issued delist letters based on the Company’s non-compliance with the bid price and stockholders’ equity requirements for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively. The Company’s compliance plan was approved by a Nasdaq hearing panel giving the Company until April 18, 2023 to regain compliance. On February 16, 2023, the Company received formal notice from Nasdaq stating that the Company’s common stock will continue to be listed and traded on Nasdaq, due to the Company having regained compliance with the minimum bid price requirement and minimum stockholders’ equity requirement for continued listing on Nasdaq, and all applicable listing standards.

Liquidity and Capital Resources

Going Concern

As of June 30, 2023, the Company had an accumulated deficit of $20.6 million, a stockholders’ equity of $11.4 million and available cash and cash equivalents of $15.7 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that the Company’s unaudited financial statements for June 30, 2023 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited consolidated financial statements for June 30, 2023, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2022 and for the year ended December 31, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2023 are unaudited. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included on Form 10-K, as filed with the SEC on March 30, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited balance sheet at December 31, 2022 contained in the above referenced Form 10-K.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations.

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

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are recorded in general and administrative expense in the condensed consolidated statements of operations.

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

The Company has determined that the measurement of the fair value of the Class C Common Stock Warrants (as defined in Note 7) is a Level 3 fair value measurement and uses the Monte-Carlo simulation model for valuation (see Note 12).

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

The Company accounts for its common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants as current liabilities if the warrant fails the equity classification criteria. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liabilities within the condensed consolidated statements of operations.

The Company values its common stock warrants classified as liabilities using either the Black-Scholes option pricing model or other acceptable valuation models, including the Monte-Carlo simulation model.

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

For the three months ended June 30, 2023, there were 1,169,255 potential shares of common stock, (see Note 10), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive. For the six months ended June 30, 2023, there were 150,500 million potential common shares that were included in the calculation of diluted net earnings per share, which consists of: (i) 147,494 shares of common stock issuable upon the alternative cashless exercise of the Class C Common Stock Warrants and (ii) 3,006 Rollover RSU awards. For the three and six months ended June 30, 2022, there were 412,594 potential shares of common stock, (see Note 10), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

The basic and diluted weighted-average shares used to compute net earnings (loss) per share in the unaudited condensed consolidated statements of operations includes the shares issued from the reverse stock split fractional share round up.

Comprehensive Income (Loss)

The Company has no components of comprehensive income (loss) other than net income (loss). Thus, comprehensive income (loss) is the same as net income (loss) for the periods presented.

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

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid insurance costs	$142,500	$—
Other prepaid expenses & current assets	107,512	73,132
Total prepaid expenses & current assets	$250,012	$73,132

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Lab equipment	$131,963	$131,963
Total property and equipment, gross	131,963	131,963
Accumulated depreciation	(54,355)	(41,830)
Total property and equipment, net	$77,608	$90,133

Depreciation expense was $6,262 and $12,525 for the three and six months ended June 30, 2023, respectively, and $6,262 and $12,524 for the three and six months ended June 30, 2022, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Accrued payroll and related expenses	$329,453	$618,014
Accrued clinical study expenses	—	175,061
Accrued professional fees	99,117	75,722
Accrued clinical development costs	68,300	111,700
Accrued other expenses	—	5,000
Total accrued expenses	$496,870	$985,497

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

Rent expense was $28,890 and $53,881 for the three and six months ended June 30, 2023, respectively, and $17,193 and $32,260 for the three and six months ended June 30, 2022, respectively.

Future minimum lease payments under the operating lease as of June 30, 2023 is $57,780.

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

Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that the amount of the fees sought exceeded the $8.5 million cap on transaction expenses in the Business Combination Agreement. On March 2, 2023, the court denied the plaintiff’s motion for summary judgment. If the proceeding goes to trial it is not expected to occur, at the earliest, until the second half of 2024.

Of the LifeSci Capital LLC claim, $1.5 million relates to deferred underwriting fees from the Petra initial public offering (“IPO”). In addition, but separate from the claim, one of the underwriters in the Petra IPO who is not a participant in the litigation with LifeSci Capital LLC recently issued a demand letter seeking repayment for $655 thousand in fees owed from the Petra initial public offering that remain unpaid. Both of these amounts are recorded as a current liability in the financial statements as of June 30, 2023 under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

On September 27, 2022, A-IR Clinical Research Ltd. (“A-IR”) filed a claim against the Company in the High Court of Justice, in the Business and Property Courts of England and Wales, seeking £1.6 million in unpaid invoices, plus interest and costs, relating to the Company’s viral challenge study. The case has been moved to the Commercial Court. The Company is disputing the claim because many of the invoices relate to work that was not performed and A-IR had misrepresented its qualifications to perform the contracted work. Since this proceeding is at a very early stage, no liability is reflected in the financial statements as the amount of any liability cannot be determined at this time.

5. PIPE Investment

On January 25, 2022, the Company closed a private placement of 36,947 shares of unregistered common stock, 36,959 unregistered pre-funded warrants to purchase common stock with an exercise price of $0.00035, which did not have an expiration (the “Class A Pre-Funded Warrants”), and 73,905 unregistered warrants to purchase common stock with an exercise price of $115.15 per share of common stock which expire on July 25, 2027 (the “Class A Common Stock Warrants”) at a combined purchase price of $105.00 per share of common stock or $104.99965 per Class A Pre-Funded Warrant and associated Class A Common Stock Warrants to an institutional investor (the “PIPE Investment”). Net proceeds to the Company were $7.3 million.

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

7. 2023 Public Offering

On February 13, 2023, the Company closed a public offering of 2,888,600 shares of its common stock, 336,400 pre-funded warrants to purchase shares of common stock with an exercise price of $0.0001 which did not have an expiration date (the “Class C Pre-Funded Warrants”) and 6,450,000 warrants to purchase shares of common stock with an exercise price of $5.36 which expire on February 14, 2028 (the “Class C Common Stock Warrants”) at a combined offering price of $4.83 per share of common stock, or $4.8299 per Class C Pre-Funded Warrant and associated Class C Common Stock Warrants (the “February 2023 Public Offering”). Net cash proceeds to the Company from the offering were $14.0 million.

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

Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 336,400 shares of common stock at a total purchase price of $33.64. As of June 30, 2023, there were no Class C Pre-Funded Warrants outstanding.

Using a Monte-Carlo simulation model, the Class C Common Stock Warrants were valued in the aggregate at $14.0 million and included in the issuance costs of the February 2023 Public Offering and treated as a liability (see Note 12).

From March 13, 2023 to June 30, 2023, the Company issued 2,385,137 shares of common stock in connection with notices of alternative cashless exercise for the Class C Common Stock Warrants issued in connection with the February 2023 Public Offering. As of June 30, 2023, there were 487,160 of Class C Common Stock Warrants outstanding.

8. Preferred Stock

Revelation Authorized Preferred Stock

The Certificate of Amendment of the Company authorizes up to 5,000,000 shares of preferred stock, $0.001 par value per share, which may be issued as designated by the Board of Directors without stockholder approval. As of June 30, 2023 and as of the filing date of this Form 10-Q, there were no shares of preferred stock issued and outstanding.

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

9. Units

In connection with Petra's IPO, in October of 2020, Petra issued unit's that consisted of one share of common stock and one warrant exercisable for 1/35 of a share of common stock with an exercise price of $402.50 per share which expire on January 10, 2027 (the “Public Warrants”), which traded on the Nasdaq Capital Market under the ticker symbol REVBU.

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

Common Stock Issuance during the three and six months ended June 30, 2023

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

From April 1, 2023 to June 30, 2023, the Company issued 1,419,780 shares of common stock in connection with notices of alternative cashless exercise for the Class C Common Stock Warrants issued in connection with the February 2023 Public Offering.

On April 6, 2023, the Company received a notice of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 143,400 shares of common stock at purchase price of $14.34.

On April 18, 2023, the Company issued 4,284 shares of common stock in connection with vested Rollover RSU awards.

As of June 30, 2023 and December 31, 2022, 6,297,303 and 682,882 shares of common stock were issued and outstanding, respectively. As of June 30, 2023, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	June 30, 2023	June 30, 2022
Public Warrants (exercise price of $402.50 per share)	300,332	300,332
Class A Common Stock Warrants (exercise price of $115.15 per share)	73,905	73,905
Class A Placement Agent Common Stock Warrants (exercise price of $115.15 per share)	10,347	10,347
Class B Common Stock Warrants (exercise price of $21.00 per share)	238,095	—
Class B Placement Agent Common Stock Warrants (exercise price of $26.25 per share)	16,667	—
Class C Common Stock Warrants (exercise price of $5.36 per share)	487,160	—
Rollover Warrants (exercise price of $93.80 per share)	4,738	4,738
Rollover RSU awards outstanding	3,006	13,154
Stock options outstanding	35,005	10,118
Shares reserved for issuance	1,169,255	412,594
Shares available for future stock grants under the 2021 Equity Incentive Plan	33,283	58,170
Total common stock reserved for issuance	1,202,538	470,764

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

As of June 30, 2023, there were 33,283 shares available for future grant under the 2021 Plan.

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

As of June 30, 2023 and December 31, 2022, the Company has a total of 3,006 and 7,290 Rollover RSU awards for shares of common stock outstanding, respectively. As of June 30, 2023, 1,072 Rollover RSU awards have fully vested but are unissued and no Rollover RSU awards have been forfeited. As of June 30, 2023, 1,934 Rollover RSU awards will vest and be issued over the next 1.6 years. Each Rollover RSU award converts to one share of common stock.

Stock Options

The Company has granted stock options which (i) vest fully on the date of grant; (ii) vest 25% on the one year anniversary of the grant date or the employees hiring date, with the remainder vesting quarterly thereafter; or (iii) vest quarterly over one year, for grants to Board of Directors, officers and employees. Stock options have a maximum term of 3 or 10 years.

The activity related to stock options, during the six months ended June 30, 2023 is summarized as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	9,581	$31.91
Granted	25,424	1.19
Exercised	—	—
Expired and forfeited	—	—
Outstanding at June 30, 2023	35,005	$9.60	8.4
Exercisable at June 30, 2023	32,264	$6.25	8.4

For the six months ended June 30, 2023, the weighted-average Black-Scholes value per stock option was $10.47. The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Volatility	126.0%
Expected term (years)	5.03
Risk-free interest rate	3.09%
Expected dividend yield	0.0%

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

Stock-Based Compensation Expense

For the three and six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense for the period indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative:
RSU awards	$22,383	$27,033	$44,766	$84,112
Stock Options	34,556	24,691	41,772	47,696
General and administrative stock-based compensation expense	56,939	51,724	86,538	131,808
Research and development:
RSU awards	1,898	16,795	3,796	33,587
Stock Options	598	21,669	1,196	62,685
Research and development stock-based compensation expense	2,496	38,464	4,992	96,272
Total stock-based compensation expense	$59,435	$90,188	$91,530	$228,080

As of June 30, 2023, there was $155,466 and $83,005 of unrecognized stock-based compensation expense related to Rollover RSU awards and stock options, respectively. The unrecognized stock-based compensation expense is expected to be recognized over a period of 1.6 years and 2.7 years for Rollover RSU’s and stock options, respectively.

12. Warrants

Public Warrants

In connection with Petra's IPO, Petra issued 10,511,597 Public Warrants to purchase an aggregate of 300,332 shares of common stock with an exercise price of $402.50 per share which expire on January 10, 2027. The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol REVBW.

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

On February 2, 2022, the Company received a notice of cash exercise for the Company’s Rollover Warrants for 54 shares of common stock at a purchase price of $5,073. As of June 30, 2023, there were 4,738 Rollover Warrants remaining to be exercised or exchanged.

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

On February 22, 2022, the Company received a notice of cash exercise for the Class A Pre-Funded Warrants issued in connection with the PIPE Investment for 36,959 shares of common stock at purchase price of $12.94. As of June 30, 2023 there were no Class A Pre-Funded Warrants outstanding.

Class A Common Stock Warrants

In connection with the PIPE Investment, the Company issued warrants to an institutional investor to purchase up to 73,905 shares of common stock at an exercise price of $115.15 per share, valued on the PIPE Investment purchase date in the aggregate at $3.6 million and included in the issuance costs of the PIPE Investment. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class A Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

Class A Placement Agent Common Stock Warrants

In connection with the PIPE Investment, the Company issued warrants to Roth to purchase an aggregate of 10,347 shares of common stock at an exercise price of $115.15 per share, valued on the PIPE Investment purchase date in the aggregate at $0.5 million and included in the issuance costs of the PIPE Investment. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class A Placement Agent Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

Class B Common Stock Warrants

In connection with the July 2022 Public Offering, the Company issued 8,333,334 warrants to purchase an aggregate of 238,095 shares of common stock at an exercise price of $21.00 per share, valued on the public offering purchase date in the aggregate at $4.5 million and included in the issuance costs of the public offering. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 28, 2027.

The fair value of the Class B Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

Class B Placement Agent Common Stock Warrants

In connection with the July 2022 Public Offering, the Company issued warrants to the Placement Agent to purchase up to 16,667 shares of common stock at an exercise price of $26.25 per share, valued on the public offering purchase date in the aggregate at $0.3 million and included in the issuance costs of the public offering. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

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

Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 336,400 shares of common stock at a total purchase price of $33.64. As of June 30, 2023, there were no Class C Pre-Funded Warrants outstanding.

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

The Company concluded that the multiplier of 0.4 shares of common stock per Class C Common Stock Warrant used in the alternative cashless exercise, precludes the Class C Common Stock Warrants from being considered indexed to the Company’s stock. The Company recorded the Class C Common Stock Warrants as current liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations at each reporting date. Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other income (expense) in the condensed consolidated statements of operations.

At the date of issuance, the Company valued the Class C Common Stock Warrants using a Monte-Carlo simulation model with a fair value of $14.0 million.

As of June 30, 2023, the Company received notices of alternative cashless exercises for 5,962,840 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 2,385,137 shares of common stock.

As of June 30, 2023, the Company re-valued 487,160 outstanding Class C Common Stock Warrants using a Monte-Carlo simulation model with a fair value of $0.3 million. For the three and six months ended June 30, 2023 and 2022, the gain of $0.4 million and $8.2 million, respectively, resulting from the change in the fair value of the liability for the unexercised warrants was recorded as a change in fair value of the warrant liability in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023.

13. Income Taxes

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax income (loss) and other comprehensive income. The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2023 and 2022, respectively.

For the three and six months ended June 30, 2023, the Company recorded non-taxable income of $0.4 million and $8.2 million, respectively, related to a change in the fair value of a warrant liability. The Company incurred taxable losses in 2022 and projects further taxable losses for 2023. The Company did not record a benefit from income taxes because, based on evidence involving its ability to realize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets.

14. Subsequent Events

Increase the number of shares reserved under the Company’s 2021 Equity Incentive Plan

On July 14, 2023 at the Company’s 2023 Annual Meeting of Stockholders, an amendment to the 2021 Equity Incentive Plan to increase the number of shares reserved under the Plan from 68,288 to 648,788 was approved.

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

We have funded our operations since our inception in May 2020 to June 30, 2023 through the issuance and sale of our capital stock, from which we have raised net proceeds of $43.9 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one year after the date that our audited financial statements for June 30, 2023 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2023 we had an accumulated deficit of $20.6 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$909,278	$975,583	$(66,305)	$1,434,551	$4,655,863	$(3,221,312)
General and administrative	1,023,752	884,837	138,915	2,118,326	3,790,857	(1,672,531)
Total operating expenses	1,933,030	1,860,420	72,610	3,552,877	8,446,720	(4,893,843)
Loss from operations	(1,933,030)	(1,860,420)	(72,610)	(3,552,877)	(8,446,720)	4,893,843
Total other income (expense), net	484,860	25,734	459,126	8,263,902	(4,507)	8,268,409
Net (loss) income	$(1,448,170)	$(1,834,686)	$386,516	$4,711,025	$(8,451,227)	$13,162,252

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
REVTx-99a clinical study expenses	$—	$304,852	$(304,852)	$—	$3,077,967	$(3,077,967)
REVTx-99b clinical study expenses	—	105,136	(105,136)	—	275,497	(275,497)
Manufacturing expenses	219,238	110,159	109,079	510,506	216,913	293,593
REVDx-501 diagnostic development	—	20,771	(20,771)	—	27,660	(27,660)
Other program expenses	477,019	—	477,019	542,739	—	542,739
Other expenses	61,591	16,842	44,749	120,539	63,568	56,971
Personnel expenses (including stock-based compensation)	151,430	417,823	(266,393)	260,767	994,258	(733,491)
Total research and development expenses	$909,278	$975,583	$(66,305)	$1,434,551	$4,655,863	$(3,221,312)

Research and development expenses decreased by $0.1 million, from $1.0 million for the three months ended June 30, 2022 to $0.9 million for the three months ended June 30, 2023. The decrease was primarily due to decreases of $0.3 million in clinical study expenses related to REVTx-99a and $0.3 million in personnel expenses, offset by an increase of $0.5 million in other program expenses. Other program expenses include pre-clinical costs and clinical preparation costs primarily for programs REVTx-300, REVTx-100 and REVTx-200.

Research and development expenses decreased by $3.2 million, from $4.7 million for the six months ended June 30, 2022 to $1.4 million for the six months ended June 30, 2023. The decrease was primarily due to decreases of $3.1 million in clinical study expenses related to REVTx-99a and $0.7 million in personnel expenses, offset by increases of $0.5 million in other program expenses and $0.3 million in manufacturing expenses. Other program expenses include pre-clinical costs and clinical preparation costs primarily for programs REVTx-300, REVTx-100 and REVTx-200.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Personnel expenses (including employee stock-based compensation)	$546,654	$508,352	$38,302	$1,006,438	$1,186,459	$(180,021)
Legal and professional fees (including non-employee stock-based compensation)	388,474	137,577	250,897	932,935	1,636,943	(704,008)
Other expenses	88,624	238,908	(150,284)	178,953	967,455	(788,502)
Total general and administrative expenses	$1,023,752	$884,837	$138,915	$2,118,326	$3,790,857	$(1,672,531)

General and administrative expenses increased by $0.1 million, from $0.9 million for the three months ended June 30, 2022 to $1.0 million for the three months ended June 30, 2023. The increase was primarily due to an increase of $0.3 million in financial advisory fees, legal fees and professional consulting service fees, offset by a decrease of $0.2 million in other expenses as a result of a decrease in D&O Insurance.

General and administrative expenses decreased by $1.7 million, from $3.8 million for the six months ended June 30, 2022 to $2.1 million for the six months ended June 30, 2023. The decrease was primarily due to decreases of $0.8 million in other expenses as a result of a decrease in D&O Insurance, $0.7 million in financial advisory fees, legal fees and professional consulting service fees, and $0.2 million in personnel expenses.

Other Income (Expense), Net

Other income (expense), net was $25,734 for the three months ended June 30, 2022, related to foreign currency transaction gains and losses and interest income from our cash balances in savings accounts. Other income (expense), net was $484,860 for the three months ended June 30, 2023, related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Other income (expense), net was $4,507 for the six months ended June 30, 2022, related to interest expense for the Promissory Notes Payable and Convertible Note, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts. Other income (expense), net was $8,263,902 for the six months ended June 30, 2023, related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to June 30, 2023, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $43.9 million, of which $14.0 million was received during the six months ended June 30, 2023. As of June 30, 2023, we had available cash and cash equivalents of $15.7 million and an accumulated deficit of $20.6 million.

Our use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our therapeutic product candidates, REVTx-300, REVTx-100 and REVTx-200. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of product development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate, diagnostic product or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Going Concern

As of June 30, 2023, we had an accumulated deficit of $20.6 million, a stockholders’ equity of $11.4 million and available cash and cash equivalents of $15.7 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that our audited financial statements for June 30, 2023 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for June 30, 2023, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(3,566,769)	$(8,540,511)
Net cash provided by financing activities.	14,025,008	10,741,598
Net increase in cash and cash equivalents	$10,458,239	$2,201,087

Net Cash Used in Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $3.6 million, which consisted of a net income of $4.7 million, offset by a net change of non-cash charges of $8.1 million comprised of the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense.

During the six months ended June 30, 2022, net cash used in operating activities was $8.5 million, which consisted of a net loss of $8.5 million, offset by a net change of $0.3 million in our net operating assets and liabilities and non-cash charges of $0.3 million comprised of stock-based compensation expense, non-cash lease expense and depreciation expense.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $14.0 million, from net cash proceeds of $14.0 million received from the February 2023 Public Offering.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2023 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$57,780	$—	$—	$—	$57,780
Total contractual obligations	$57,780	$—	$—	$—	$57,780

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of June 30, 2023, there were 3,006 Rollover RSU awards and 35,005 stock options outstanding.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that the amount of the fees sought exceeded the $8.5 million cap on transaction expenses in the Business Combination Agreement. On March 2, 2023, the court denied the plaintiff’s motion for summary judgment. If the proceeding goes to trial it is not expected to occur, at the earliest, until the second half of 2024.

Of the LifeSci Capital LLC claim, $1.5 million relates to deferred underwriting fees from the Petra initial public offering. In addition, but separate from the claim, one of the underwriters in the Petra initial public offering who is not a participant in the litigation with LifeSci Capital LLC recently issued a demand letter seeking repayment for $655 thousand in fees owed from the Petra initial public offering that remain unpaid, Both of these amounts are recorded as a current liability in the financial statements as of June 30, 2023 under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

On September 27, 2022, A-IR Clinical Research Ltd. (“A-IR”) filed a claim against the Company in the High Court of Justice, in the Business and Property Courts of England and Wales, seeking £1.6 million in unpaid invoices, plus interest and costs, relating to the Company’s viral challenge study. The case has been moved to the Commercial Court. The Company is disputing the claim because many of the invoices relate to work that was not performed and A-IR had misrepresented its qualifications to perform the contracted work. Since this proceeding is at a very early stage, no liability is reflected in the financial statements as the amount of any liability cannot be determined at this time.

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
None.
c)
None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

EXHIBIT	DESCRIPTION
3.2(1)	Second Amended and Restated Bylaws
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Scema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on July 7, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: August 11, 2023	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: August 11, 2023	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer