Form 10-Q
period 2023-09-30
REVELATION BIOSCIENCES, INC.
filed 2023-11-09
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 6,297,303 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$13,994,537	$5,252,979
Deferred offering costs	—	87,171
Prepaid expenses and other current assets	152,637	73,132
Total current assets	14,147,174	5,413,282
Property and equipment, net	71,346	90,133
Total assets	$14,218,520	$5,503,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,257,224	$554,205
Accrued expenses	1,022,035	985,497
Deferred underwriting commissions	2,911,260	2,911,260
Warrant liability	209,478	—
Total current liabilities	5,399,997	4,450,962
Total liabilities	5,399,997	4,450,962
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value; zero and one shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022, respectively; liquidation preference of $0 and $5,000 at September 30, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022 and 6,297,303 and 682,882 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6,297	683
Additional paid-in-capital	32,076,425	26,398,618
Accumulated deficit	(23,264,199)	(25,346,848)
Total stockholders’ equity	8,818,523	1,052,453
Total liabilities and stockholders’ equity	$14,218,520	$5,503,415

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,651,367	$381,566	$3,085,918	$5,037,429
General and administrative	1,126,530	817,898	3,244,856	4,608,755
Total operating expenses	2,777,897	1,199,464	6,330,774	9,646,184
Loss from operations	(2,777,897)	(1,199,464)	(6,330,774)	(9,646,184)
Other income (expense):
Change in fair value of warrant liability	92,561	—	8,260,735	—
Other income (expense)	56,960	28,728	152,688	24,221
Total other income (expense), net	149,521	28,728	8,413,423	24,221
Net (loss) income	$(2,628,376)	$(1,170,736)	$2,082,649	$(9,621,963)

Net (loss) earnings per share, basic	$(0.42)	$(1.91)	$0.43	$(19.61)
Weighted-average shares used to compute net (loss) earnings per share, basic	6,297,303	611,998	4,857,628	490,562

Net (loss) earnings per share, diluted	$(0.42)	$(1.91)	$0.41	$(19.61)
Weighted-average shares used to compute net (loss) earnings per share, diluted	6,297,303	611,998	5,024,091	490,562

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021	—	$—	282,039	$282	$14,417,547	$(14,517,299)	$(99,470)
Issuance of common stock in connection with the Business Combination, net	—	—	98,209	98	6,864,229	—	6,864,327
Issuance of common stock for fees in connection with the Business Combination	—	—	8,572	9	291	—	300
Proceeds from the PIPE Investment, net	—	—	36,947	37	7,262,182	—	7,262,219
Rollover Warrant exercise	—	—	54	—	5,074	—	5,074
Repurchase for the Forward Share Purchase Agreement exercise	—	—	(21,429)	(21)	(7,652,304)	—	(7,652,325)
Class A Pre-Funded Warrants exercise	—	—	36,959	37	(24)	—	13
Stock-based compensation expense	—	—	—	—	137,892	—	137,892
Net loss	—	—	—	—	—	(6,616,541)	(6,616,541)
Balance as of March 31, 2022	—	$—	441,351	$442	$21,034,887	$(21,133,840)	$(98,511)
Stock-based compensation expense	—	—	—	—	90,188	—	90,188
Net loss	—	—	—	—	—	(1,834,686)	(1,834,686)
Balance as of June 30, 2022	—	$—	441,351	$442	$21,125,075	$(22,968,526)	$(1,843,009)
Proceeds from the July 2022 Public Offering, net	—	—	238,096	238	4,450,810	—	4,451,048
RSU awards issued	—	—	3,435	3	(3)	—	—
Issuance of common stock for Accrued Expenses in connection with the Business Combination	—	—	—	—	749,700	—	749,700
Stock-based compensation expense	—	—	—	—	40,675	—	40,675
Net loss	—	—	—	—	—	(1,170,736)	(1,170,736)
Balance as of September 30, 2022	—	$—	682,882	$683	$26,366,257	$(24,139,262)	$2,227,678

Balance as of December 31, 2022	1	$—	682,882	$683	$26,398,618	$(25,346,848)	$1,052,453
Redemption of Series A Preferred Stock	(1)	—	—	—	—	—	—
Issuance of common stock from the February 2023 Public Offering	—	—	2,888,600	2,889	30,585	—	33,474
Class C Pre-Funded Warrants exercise	—	—	193,000	193	(174)	—	19
Alternative cashless exercise of Class C Common Stock Warrants	—	—	965,357	965	2,739,445	—	2,740,410
Stock-based compensation expense	—	—	—	—	32,095	—	32,095
Net income	—	—	—	—	—	6,159,195	6,159,195
Balance as of March 31, 2023	—	$—	4,729,839	$4,730	$29,200,569	$(19,187,653)	$10,017,646
Class C Pre-Funded Warrants exercise	—	—	143,400	143	(128)	—	15
Alternative cashless exercise of Class C Common Stock Warrants	—	—	1,419,780	1,420	2,784,457	—	2,785,877
RSU awards issued	—	—	4,284	4	(4)	—	—
Stock-based compensation expense	—	—	—	—	59,435	—	59,435
Net loss	—	—	—	—	—	(1,448,170)	(1,448,170)
Balance as of June 30, 2023	—	$—	6,297,303	$6,297	$32,044,329	$(20,635,823)	$11,414,803
Stock-based compensation expense	—	—	—	—	32,096	—	32,096
Net loss	—	—	—	—	—	(2,628,376)	(2,628,376)
Balance as of September 30, 2023	—	$—	6,297,303	$6,297	$32,076,425	$(23,264,199)	$8,818,523

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,082,649	$(9,621,963)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	123,626	268,755
Depreciation expense	18,787	18,786
Non-cash lease expense	—	14,960
Change in fair value of warrant liability	(8,260,735)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(79,505)	332,548
Deferred offering costs	61,154	—
Accounts payable	720,936	(736,246)
Accrued expenses	49,638	(568,937)
Operating lease liability	—	(16,752)
Accrued interest on Promissory Notes Payable & Convertible Note	—	36,920
Net cash used in operating activities	(5,283,450)	(10,271,929)
Cash flows from financing activities:
Proceeds from the Convertible Note	—	2,500,000
Repayment of the Convertible Note	—	(2,500,000)
Proceeds from the Business Combination, net	—	11,923,499
Proceeds from the PIPE Investment, net	—	7,262,219
Proceeds from Rollover Warrant exercise	—	5,074
Repurchase for the Forward Share Purchase Agreement exercise	—	(7,652,325)
Repayments of Promissory Notes Payable, including interest	—	(796,882)
Proceeds from the July 2022 Public Offering, net	—	4,451,048
Redemption of Series A Preferred Stock	(5,000)	—
Proceeds from the February 2023 Public Offering, net	14,029,974	—
Proceeds from Pre-Funded Warrants exercise	34	13
Net cash provided by financing activities	14,025,008	15,192,646
Net increase in cash and cash equivalents	8,741,558	4,920,717
Cash and cash equivalents at beginning of period	5,252,979	1,274,729
Cash and cash equivalents at end of period	$13,994,537	$6,195,446

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$(26,017)	$—
Fair Value of Class C Common Stock Warrants in connection with the February 2023 Public Offering	$13,996,500	$—
Alternative cashless exercise of Class C Common Stock Warrants	$5,526,287	$—
Current liabilities assumed in the Business Combination	$—	$2,149,432
Deferred underwriting commissions assumed in the Business Combination	$—	$2,911,260
Equity Issuance for fees in connection with the Business Combination	$—	$300
Issuance of Class A Common Stock Warrants in connection with the PIPE Investment	$—	$3,634,262
Issuance of Class A Placement Agent Common Stock Warrants in connection with the PIPE Investment	$—	$508,797
Conversion of Accrued Expenses to Equity in connection with the Business Combination	$—	$749,700
Issuance of Class B Common Stock Warrants in connection with the July 2022 Public Offering	$—	$4,490,457
Issuance of Class B Placement Agent Common Stock Warrants in connection with the July 2022 Public Offering	$—	$310,137

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

Petra’s Common Stock, Public Warrants and Units were historically listed on the Nasdaq Capital Market under the symbols “PAIC,” “PAICW” and “PAICU,” respectively. On January 10, 2022, the Company’s units, common stock and warrants were listed on the Nasdaq Capital Market under the symbols “REVBU”, “REVB” and “REVBW”, respectively.-

Unit Separation

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

As previously reported on August 8, 2023, the Company received a letter from the Nasdaq notifying the Company of its noncompliance with Nasdaq Listing Rule 5550(a)(2) by failing to maintain a minimum bid price for its common stock of at least $1.00 per share for 30 consecutive business days. The Company has until February 5, 2024, to regain compliance by having a minimum closing bid price of at least $1.00 per share for at least 10 consecutive business days. Additionally, the Company may be eligible for an additional 180 calendar day grace period to regain compliance.

Liquidity and Capital Resources

Going Concern

As of September 30, 2023, the Company had an accumulated deficit of $23.3 million, a stockholders’ equity of $8.8 million and available cash and cash equivalents of $14.0 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that the Company’s unaudited financial statements for September 30, 2023 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited consolidated financial statements for September 30, 2023, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2022 and for the year ended December 31, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2023 are unaudited. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included on Form 10-K, as filed with the SEC on March 30, 2023. The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited balance sheet at December 31, 2022 contained in the above referenced Form 10-K.

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

Basic and Diluted Net (Loss) Earnings per Share

Basic net (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period, without consideration of potential shares of common stock. Diluted net (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding plus potential shares of common stock. Convertible preferred stock on an as converted basis, RSU awards, warrants and stock options outstanding are considered potential shares of common stock and are included in the calculation of diluted net (loss) earnings per share using the treasury stock method when their effect is dilutive. Potential shares of common stock are excluded from the calculation of diluted net (loss) earnings per share when their effect is anti-dilutive.

For the three months ended September 30, 2023, there were 1,169,255 potential shares of common stock, (see Note 10), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive. For the nine months ended September 30, 2023, there were 166,463 million potential common shares that were included in the calculation of diluted net earnings per share, which consists of: (i) 163,457 shares of common stock issuable upon the alternative cashless exercise of the Class C Common Stock Warrants and (ii) 3,006 Rollover RSU awards. For the three and nine months ended September 30, 2022, there were 661,432 potential shares of common stock, (see Note 10), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

The basic and diluted weighted-average shares used to compute net (loss) earnings per share in the unaudited condensed consolidated statements of operations includes the shares issued from the reverse stock split fractional share round up.

Comprehensive (Loss) Income

The Company has no components of comprehensive (loss) income other than net (loss) income. Thus, comprehensive (loss) income is the same as net (loss) income for the periods presented.

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

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid insurance costs	$71,250	$—
Other prepaid expenses & current assets	81,387	73,132
Total prepaid expenses & current assets	$152,637	$73,132

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Lab equipment	$131,963	$131,963
Total property and equipment, gross	131,963	131,963
Accumulated depreciation	(60,617)	(41,830)
Total property and equipment, net	$71,346	$90,133

Depreciation expense was $6,262 and $18,787 for the three and nine months ended September 30, 2023, respectively, and $6,262 and $18,786 for the three and nine months ended September 30, 2022, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Accrued payroll and related expenses	$507,579	$618,014
Accrued clinical study expenses	31,661	175,061
Accrued professional fees	223,358	75,722
Accrued clinical development costs	259,437	111,700
Accrued other expenses	—	5,000
Total accrued expenses	$1,022,035	$985,497

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

Rent expense was $28,890 and $82,771 for the three and nine months ended September 30, 2023, respectively, and $17,193 and $49,453 for the three and nine months ended September 30, 2022, respectively.

Future minimum lease payments under the operating lease as of September 30, 2023 is $28,890.

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

Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that LifeSci Capital LLC mislead Petra in the amount of funds that would be available for operation following the Business Combination. The Company has filed a counterclaim against LifeSci Capital LLC for damages arising from its misleading Petra. On June 22, 2022, LifeSci Capital LLC filed a motion for summary judgement and on March 2, 2023, the court denied the plaintiff’s motion for summary judgment. As of the date of this Report, discovery is substantially complete and LifeSci has filed a second motion for summary judgment which is pending. If the proceeding goes to trial it is not expected to occur, at the earliest, until the second half of 2024.

Of the LifeSci Capital LLC claim, $1.5 million relates to deferred underwriting fees from the Petra initial public offering (“IPO”). In addition, but separate from the claim, one of the underwriters in the Petra IPO who is not a participant in the litigation with LifeSci Capital LLC recently issued a demand letter seeking repayment for $655 thousand in fees owed from the Petra initial public offering that remain unpaid. Both of these amounts are recorded as a current liability in the financial statements as of September 30, 2023 under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

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

Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 336,400 shares of common stock at a total purchase price of $33.64. As of September 30, 2023, there were no Class C Pre-Funded Warrants outstanding.

Using a Monte-Carlo simulation model, the Class C Common Stock Warrants were valued in the aggregate at $14.0 million and included in the issuance costs of the February 2023 Public Offering and treated as a liability (see Note 12).

From March 13, 2023 to September 30, 2023, the Company issued 2,385,137 shares of common stock in connection with notices of alternative cashless exercise for the Class C Common Stock Warrants issued in connection with the February 2023 Public Offering. As of September 30, 2023, there were 487,160 of Class C Common Stock Warrants outstanding.

8. Preferred Stock

Revelation Authorized Preferred Stock

The Certificate of Amendment of the Company authorizes up to 5,000,000 shares of preferred stock, $0.001 par value per share, which may be issued as designated by the Board of Directors without stockholder approval. As of September 30, 2023 and as of the filing date of this Form 10-Q, there were no shares of preferred stock issued and outstanding.

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

Common Stock Issuance during the three and nine months ended September 30, 2023

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

As of September 30, 2023 and December 31, 2022, 6,297,303 and 682,882 shares of common stock were issued and outstanding, respectively. As of September 30, 2023, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	September 30, 2023	September 30, 2022
Public Warrants (exercise price of $402.50 per share)	300,332	300,332
Class A Common Stock Warrants (exercise price of $115.15 per share)	73,905	73,905
Class A Placement Agent Common Stock Warrants (exercise price of $115.15 per share)	10,347	10,347
Class B Common Stock Warrants (exercise price of $21.00 per share)	238,095	238,095
Class B Placement Agent Common Stock Warrants (exercise price of $26.25 per share)	16,667	16,667
Class C Common Stock Warrants (exercise price of $5.36 per share)	487,160	—
Rollover Warrants (exercise price of $93.80 per share)	4,738	4,738
Rollover RSU awards outstanding	3,006	7,290
Stock options outstanding	35,005	10,058
Shares reserved for issuance	1,169,255	661,432
Shares available for future stock grants under the 2021 Equity Incentive Plan	33,283	58,230
Total common stock reserved for issuance	1,202,538	719,662

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

As of September 30, 2023, there were 33,283 shares available for future grant under the 2021 Plan.

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

As of September 30, 2023 and December 31, 2022, the Company has a total of 3,006 and 7,290 Rollover RSU awards for shares of common stock outstanding, respectively. As of September 30, 2023, 1,371 Rollover RSU awards have fully vested but are unissued and no Rollover RSU awards have been forfeited. As of September 30, 2023, 1,635 Rollover RSU awards will vest and be issued over the next 1.4 years. Each Rollover RSU award converts to one share of common stock.

Stock Options

The Company has granted stock options which (i) vest fully on the date of grant; (ii) vest 25% on the one year anniversary of the grant date or the employees hiring date, with the remainder vesting quarterly thereafter; or (iii) vest quarterly over one year, for grants to Board of Directors, officers and employees. Stock options have a maximum term of 3 or 10 years.

The activity related to stock options, during the nine months ended September 30, 2023 is summarized as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	9,581	$31.91
Granted	25,424	1.19
Exercised	—	—
Expired and forfeited	—	—
Outstanding at September 30, 2023	35,005	$9.60	8.2
Exercisable at September 30, 2023	32,514	$6.58	8.2

For the nine months ended September 30, 2023, the weighted-average Black-Scholes value per stock option was $10.47. The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense for the period indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative:
RSU awards	$22,384	$23,928	$67,150	$108,040
Stock Options	7,216	(10,912)	48,988	36,784
General and administrative stock-based compensation expense	29,600	13,016	116,138	144,824
Research and development:
RSU awards	1,898	6,021	5,694	39,608
Stock Options	598	21,638	1,794	84,323
Research and development stock-based compensation expense	2,496	27,659	7,488	123,931
Total stock-based compensation expense	$32,096	$40,675	$123,626	$268,755

As of September 30, 2023, there was $131,185 and $75,191 of unrecognized stock-based compensation expense related to Rollover RSU awards and stock options, respectively. The unrecognized stock-based compensation expense is expected to be recognized over a period of 1.4 years and 2.4 years for Rollover RSU’s and stock options, respectively.

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

On February 2, 2022, the Company received a notice of cash exercise for the Company’s Rollover Warrants for 54 shares of common stock at a purchase price of $5,073. As of September 30, 2023, there were 4,738 Rollover Warrants remaining to be exercised or exchanged.

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

On February 22, 2022, the Company received a notice of cash exercise for the Class A Pre-Funded Warrants issued in connection with the PIPE Investment for 36,959 shares of common stock at purchase price of $12.94. As of September 30, 2023 there were no Class A Pre-Funded Warrants outstanding.

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

Class C Pre-Funded Warrants

In connection with the February 2023 Public Offering, the Company issued pre-funded warrants to purchase up to 336,400 shares of common stock at an exercise price of $0.0001 per share. Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 336,400 shares of common stock at a total purchase price of $33.64. As of September 30, 2023, there were no Class C Pre-Funded Warrants outstanding.

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

As of September 30, 2023, the Company received notices of alternative cashless exercises for 5,962,840 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 2,385,137 shares of common stock.

As of September 30, 2023, the Company re-valued 487,160 outstanding Class C Common Stock Warrants using a Monte-Carlo simulation model with a fair value of $0.2 million. For the three and nine months ended September 30, 2023, the gain of $0.1 million and $8.3 million, respectively, resulting from the change in the fair value of the liability for the unexercised warrants was recorded as a change in fair value of the warrant liability in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

13. Income Taxes

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax (loss) income and other comprehensive (loss) income. The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2023 and 2022, respectively.

For the three and nine months ended September 30, 2023, the Company recorded non-taxable income of $0.1 million and $8.3 million, respectively, related to a change in the fair value of a warrant liability. The Company incurred taxable losses in 2022 and projects further taxable losses for 2023. The Company did not record a benefit from income taxes because, based on evidence involving its ability to realize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets.

14. Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated and determined there are no events and transactions for potential recognition or disclosure through November 9, 2023, the date the financial statements were available to be issued.

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

We have funded our operations since our inception in May 2020 to September 30, 2023 through the issuance and sale of our capital stock, from which we have raised net proceeds of $43.9 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one year after the date that our audited financial statements for September 30, 2023 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

As of September 30, 2023 we had an accumulated deficit of $23.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$1,651,367	$381,566	$1,269,801	$3,085,918	$5,037,429	$(1,951,511)
General and administrative	1,126,530	817,898	308,632	3,244,856	4,608,755	(1,363,899)
Total operating expenses	2,777,897	1,199,464	1,578,433	6,330,774	9,646,184	(3,315,410)
Loss from operations	(2,777,897)	(1,199,464)	(1,578,433)	(6,330,774)	(9,646,184)	3,315,410
Total other income (expense), net	149,521	28,728	120,793	8,413,423	24,221	8,389,202
Net (loss) income	$(2,628,376)	$(1,170,736)	$(1,457,640)	$2,082,649	$(9,621,963)	$11,704,612

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
REVTx-99a clinical study expenses	$—	$8,993	$(8,993)	$—	$3,086,960	$(3,086,960)
REVTx-99b clinical study expenses	—	110,389	(110,389)	—	385,886	(385,886)
REVTx-300 clinical study expenses	66,721	—	66,721	66,721	—	66,721
Manufacturing expenses	183,253	8,665	174,588	693,759	225,578	468,181
REVDx-501 diagnostic development	—	—	—	—	27,660	(27,660)
Other program expenses	1,108,558	—	1,108,558	1,651,297	—	1,651,297
Other expenses	85,764	169,204	(83,440)	206,303	232,772	(26,469)
Personnel expenses (including stock-based compensation)	207,071	84,315	122,756	467,838	1,078,573	(610,735)
Total research and development expenses	$1,651,367	$381,566	$1,269,801	$3,085,918	$5,037,429	$(1,951,511)

Research and development expenses increased by $1.3 million, from $0.4 million for the three months ended September 30, 2022 to $1.7 million for the three months ended September 30, 2023. The increase was primarily due to an increase of $1.1 million in other program expenses. Other program expenses include pre-clinical costs and clinical preparation costs primarily for programs REVTx-300, REVTx-100 and REVTx-200.

Research and development expenses decreased by $2.0 million, from $5.0 million for the nine months ended September 30, 2022 to $3.1 million for the nine months ended September 30, 2023. The decrease was primarily due to decreases of $3.1 million in clinical study expenses related to REVTx-99a and $0.6 million in personnel expenses, offset by increases of $1.7 million in other program expenses and $0.5 million in manufacturing expenses. Other program expenses include pre-clinical costs and clinical preparation costs primarily for programs REVTx-300, REVTx-100 and REVTx-200.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Personnel expenses (including employee stock-based compensation)	$634,691	$364,988	$269,703	$1,641,129	$1,551,447	$89,682
Legal and professional fees (including non-employee stock-based compensation)	411,715	138,896	272,819	1,344,650	1,775,839	(431,189)
Other expenses	80,124	314,014	(233,890)	259,077	1,281,469	(1,022,392)
Total general and administrative expenses	$1,126,530	$817,898	$308,632	$3,244,856	$4,608,755	$(1,363,899)

General and administrative expenses increased by $0.3 million, from $0.8 million for the three months ended September 30, 2022 to $1.1 million for the three months ended September 30, 2023. The increase was primarily due to increases of $0.3 million in personnel expenses and $0.3 million in financial advisory fees, legal fees and professional consulting service fees, offset by a decrease of $0.2 million in other expenses as a result of a decrease in D&O Insurance.

General and administrative expenses decreased by $1.4 million, from $4.6 million for the nine months ended September 30, 2022 to $3.2 million for the nine months ended September 30, 2023. The decrease was primarily due to decreases of $1.0 million in other expenses as a result of a decrease in D&O Insurance and $0.4 million in financial advisory fees, legal fees and professional consulting service fees.

Other Income (Expense), Net

Other income (expense), net was $28,728 for the three months ended September 30, 2022, related to foreign currency transaction gains and losses and interest income from our cash balances in savings accounts. Other income (expense), net was $149,521 for the three months ended September 30, 2023, related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Other income (expense), net was $24,221 for the nine months ended September 30, 2022, related to interest expense for the Promissory Notes Payable and Convertible Note, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts. Other income (expense), net was $8,413,423 for the nine months ended September 30, 2023, related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to September 30, 2023, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $43.9 million, of which $14.0 million was received during the nine months ended September 30, 2023. As of September 30, 2023, we had available cash and cash equivalents of $14.0 million and an accumulated deficit of $23.3 million.

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

Going Concern

As of September 30, 2023, we had an accumulated deficit of $23.3 million, a stockholders’ equity of $8.8 million and available cash and cash equivalents of $14.0 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for REVTx-300, REVTx-100, REVTx-200, REVTx-99b, REVDx-501 or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that our audited financial statements for September 30, 2023 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for September 30, 2023, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(5,283,450)	$(10,271,929)
Net cash provided by financing activities.	14,025,008	15,192,646
Net increase in cash and cash equivalents	$8,741,558	$4,920,717

Net Cash Used in Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $5.3 million, which consisted of a net income of $2.1 million, offset by a net change of non-cash charges of $8.1 million comprised of the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense.

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

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $14.0 million, from net cash proceeds of $14.0 million received from the February 2023 Public Offering.

During the nine months ended September 30, 2022, net cash provided by financing activities was $15.2 million, from net proceeds of $4.2 million received in connection with the Business Combination, after exercise of the forward share purchase agreement of $7.7 million, and net proceeds of $7.3 million received from the PIPE Investment, and net proceeds of approximately $4.5 million received from the July 2022 Public Offering, offset by $0.8 million in repayments of promissory notes payable, including interest expense.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2023 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$28,890	$—	$—	$—	$28,890
Total contractual obligations	$28,890	$—	$—	$—	$28,890

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2023, there were 3,006 Rollover RSU awards and 35,005 stock options outstanding.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $2.7 million in cash and $2.6 million in equity for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company is disputing the amount owed under those contracts and has asserted affirmative defenses including the defense that LifeSci Capital LLC mislead Petra in the amount of funds that would be available for operation following the Business Combination. The Company has filed a counterclaim against LifeSci Capital LLC for damages arising from its misleading Petra. On June 22, 2022, LifeSci Capital LLC filed a motion for summary judgement and on March 2, 2023, the court denied the plaintiff’s motion for summary judgment. As of the date of this Report, discovery is substantially complete and LifeSci has filed a second motion for summary judgment which is pending. If the proceeding goes to trial it is not expected to occur, at the earliest, until the second half of 2024.

Of the LifeSci Capital LLC claim, $1.5 million relates to deferred underwriting fees from the Petra initial public offering. In addition, but separate from the claim, one of the underwriters in the Petra initial public offering who is not a participant in the litigation with LifeSci Capital LLC recently issued a demand letter seeking repayment for $655 thousand in fees owed from the Petra initial public offering that remain unpaid, Both of these amounts are recorded as a current liability in the financial statements as of September 30, 2023 under deferred underwriting commissions. No other liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

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

REVELATION BIOSCIENCES, INC.

Date: November 9, 2023	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: November 9, 2023	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer