Form 10-K
period 2023-12-31
REVELATION BIOSCIENCES, INC.
filed 2024-03-22
CIK 1810560

1vavageord

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39603

REVELATION BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3898466
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4660 La Jolla Village Drive, Suite 100, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 800-3717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	REVB	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for a 1/1,050th share of common stock at an exercise price of $12,075.00 per share	REVBW	The Nasdaq Stock Market LLC

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

The aggregate market value of voting common equity held by non-affiliates of the registrant was 7,314,347 as of June 30, 2023.

As of March 18, 2024, the registrant had 1,632,935 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

On January 25, 2024, we effected the approved 1-for-30 reverse stock split of our outstanding shares of common stock. Unless specifically provided otherwise herein, the share and per share information that follows in this Annual Report, reflects the effect of the reverse stock split.

On February 1, 2023, we effected the approved 1-for-35 reverse stock split of our outstanding shares of common stock.

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

“CKD” means chronic kidney disease.

“Class A Common Stock Warrant” means warrants issued as part of a private placement in January 2022 which are exercisable for one share of common stock at an exercise price of $3,454.50 per share until July 25, 2027.

“Class A Placement Agent Common Stock Warrant” means warrants issued as part of a private placement in January 2022 which are exercisable for one share of common stock at an exercise price of $3,454.50 per share until July 25, 2027.

“Class B Common Stock Warrant” means warrants issued as part of the July 2022 Public Offering which are exercisable for 1/1,050 of a share of common stock at an exercise price of $630.00 per share until July 28, 2027.

“Class B Placement Agent Common Stock Warrant” means warrants issued as part of the July 2022 Public Offering which are exercisable for one share of common stock at an exercise price of $787.50 per share until July 25, 2027.

“Class C Common Stock Warrant” means warrants issued as part of the February 2023 Public Offering which are exercisable for 1/30 of a share of common stock at an exercise price of $160.80 per share until February 14, 2028.

“Class D Pre-Funded Warrant” means warrants issued as part of the February 2024 Public Offering which are exercisable for one share of common stock at an exercise price of $0.0001 per share, which did not have an expiration date.

“Class D Common Stock Warrant” means warrants issued as part of the February 2024 Public Offering which are exercisable for one share of common stock at an exercise price of $4.53 per share until February 5, 2029.

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

“GEM-AKI” formerly known as REVTx-300, means Revelation’s therapeutic product candidate being developed as a treatment and prevention of acute kidney injury.

“GEM-CKD” formerly known as REVTx-300, means Revelation’s therapeutic product candidate being developed as a treatment and prevention of chronic kidney disease.

“GEM-SSI” formerly known as REVTx-100, means Revelation’s therapeutic product candidate being developed for the prevention and treatment of surgical site infections.

“GDPR” means the General Data Protection Regulation ((EU) 2016/679).

“HHS” means the U.S. Department of Health and Human Services.

“HIPAA” means the Health Insurance Portability and Accountability Act of 1996.

“IND” means Investigational New Drug Application.

“IPO” means our initial public offering, which was consummated on October 13, 2020.

“IRB” means institutional review board.

“JOBS Act” means the Jumpstart Our Business Startup Act of 2012, as amended.

“July 2022 Public Offering” means the Company’s public offering pursuant to the registration statement filed on Form S-1, and subsequently amended (File No. 333-266108), that closed on July 28, 2022 in which it sold 7,937 shares of its common stock for a price of $630.00 per share, 8,333,334 Class B Common Stock Warrants exercisable for 1/1,050 of a share of common stock with an exercise price of $630.00 per share and 556 Class B Placement Agent Common Stock Warrants exercisable for one share of common stock with an exercise price of $787.50 per share.

“February 2023 Public Offering” means the Company’s public offering pursuant to the registration statement filed on Form S-1, and subsequently amended (File No. 333-268576), that closed on February 13, 2023 in which it sold an aggregate of 96,287 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 11,214 shares of common stock and 6,450,000 Class C Common Stock Warrants exercisable for 1/30 of a share of common stock with an exercise price of $160.80 per share, at a combined offering price of $144.90 per share of common stock and two Class C Common Stock Warrants, or $144.8970 per pre-funded warrant and two Class C Common Stock Warrants.

“February 2024 Public Offering” means the Company’s public offering pursuant to the registration statement filed on Form S-1, and subsequently amended (File No. 333-276232), that closed on February 5, 2024 in which it sold an aggregate of 128,470 shares of its common stock, pre-funded warrants to purchase up to an aggregate of 1,236,530 shares of common stock and 2,730,000 Class D Common Stock Warrants exercisable for a share of common stock with an exercise price of $4.53 per share, at a combined offering price of $4.53 per share of common stock and two Class D Common Stock Warrants, or $4.5299 per pre-funded warrant and two Class D Common Stock Warrants.

“LPS” means a major component of gram-negative bacterial cell membrane, lipopolysaccharide.

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

“PCT” means the Patent Cooperation Treaty.

“PHAD®” means phosphorylated hexaacyl disaccharide.

“PMA” means Premarket Approval Application.

“Private Warrants” means the warrants sold by Petra prior to its IPO.

“Program Products” refers to Revelation’s product candidates (GEM-SSI, GEM-AKI, and GEM-CKD).

“Public Warrants” means the warrants underlying the Units sold in the IPO.

“RSU” means restricted stock unit.

“SEC” means the United States Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Sunshine Act” means the Physician Payment Sunshine Act.

“SSI” means surgical site infection.

“TLR” means Toll-like receptors.

“TLR-4” means Toll-like receptor 4.

“Units” means units of Petra issued in our IPO consisting of one share of common stock and one Public Warrant, which traded on the Nasdaq Capital Market with the ticker symbol “REVBU” until their mandatory separation on January 13, 2023.

“USPTO” means U.S. Patent and Trademark Office.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are statements that are not historical facts. These forward-looking statements are generally identified by the words “anticipate”, “believe”, “expect”, “estimate”, “plan”, “outlook”, and “project” and other similar expressions. We caution investors that forward-looking statements are based on management’s expectations and are only predictions or statements of current expectations and involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those anticipated by the forward-looking statements. Revelation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements: the ability of Revelation to meet its financial and strategic goals, due to, among other things, competition; the ability of Revelation to grow and manage growth profitability and retain its key employees; the possibility that the Revelation may be adversely affected by other economic, business, and/or competitive factors; risks relating to the successful development of Revelation’s product candidates; the ability to successfully complete planned clinical studies of its product candidates; the risk that we may not fully enroll our clinical studies or enrollment will take longer than expected; risks relating to the occurrence of adverse safety events and/or unexpected concerns that may arise from data or analysis from our clinical studies; changes in applicable laws or regulations; expected initiation of the clinical studies, the timing of clinical data; the outcome of the clinical data, including whether the results of such study is positive or whether it can be replicated; the outcome of data collected, including whether the results of such data and/or correlation can be replicated; the timing, costs, conduct and outcome of our other clinical studies; the anticipated treatment of future clinical data by the FDA, the EMA or other regulatory authorities, including whether such data will be sufficient for approval; the success of future development activities for its product candidates; potential indications for which product candidates may be developed; the potential impact that global health crises may have on Revelation’s suppliers, vendors, regulatory agencies, employees and the global economy as a whole; the ability of Revelation to maintain the listing of its securities on NASDAQ; the expected duration over which Revelation’s balances will fund its operations; and other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in other reports and other public filings with the SEC by Revelation.

Risk Factors Summary

Risks Related to Our Business

•
We have a limited operating history and no products approved for commercial sale. We have incurred net losses since our inception, we anticipate that we will continue to incur significant losses for the foreseeable future, and even if we were to generate revenue, we may never achieve or maintain profitability.

i

Risks Related to the Product Development, Regulatory Approval, Manufacturing and Commercialization of Our Program Products and Product Candidates

•
If preclinical studies or clinical studies for our Program Products are unsuccessful or delayed, we will be unable to meet our future development goals.
•
The results of prior preclinical or clinical studies are not necessarily predictive of our future results.
•
The Clinical Studies of our Program Products’ have been and are planned to be conducted outside the United States, and the FDA or comparable foreign regulatory authorities may not accept data from such studies.
•
Our Program Products and the administration of our Program Products may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.
•
Our business depends on the success of our Program Products, including obtaining regulatory approval to market our product candidates in the United States and/or other major foreign markets such as the European Union.
•
Even if we obtain regulatory approval for a product candidate, our products and business will remain subject to ongoing regulatory obligations and review.
•
Legislative or regulatory healthcare reforms in the United States or other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of our Program Products and to produce, market and distribute our Program Products after clearance or approval is obtained.
•
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

•
We rely on third parties to conduct certain elements of our preclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our Program Products.
•
We rely on third parties to manufacture the raw materials, including the active pharmaceutical ingredients that we use to create our therapeutic product candidate, and to manufacture the diagnostic devices, including the antibodies used for testing.

Risks Related to Our Intellectual Property

•
If we are unable to obtain and maintain effective patent rights for our product candidates or any future product candidates, we may not be able to compete effectively in our markets. If we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us.
•
We may not be able to protect our intellectual property rights throughout the world.
•
We may not have sufficient patent lifespan to effectively protect our products and business.
•
If we are unable to maintain effective proprietary rights for our Program Products or any future product candidates, we may not be able to compete effectively in our markets.

Risks Related to Our Business Operations

•
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

Item 1. Business.

Overview

Revelation is a clinical-stage biopharmaceutical company founded in May 2020. We are focused on the development or commercialization of innate immune system therapeutics and diagnostics. On January 10, 2022, we consummated our previously announced Business Combination. Prior to the Business Combination, Petra was a blank check company incorporated under the laws of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. In connection with the consummation of the Business Combination, Petra changed its name to Revelation Biosciences, Inc. Our common stock and Public Warrants are listed on Nasdaq under the ticker symbol “REVB” and “REVBW,” respectively.

Recent Developments

2024 Reverse Stock Split

On January 17, 2024, at a special meeting of stockholders, our stockholders approved a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock at a specific ratio within a range of one-for-two (1-for-2) to a maximum of a one-for-fifty (1-for-50) split. On January 22, 2024, we filed the Certificate of Amendment which effected a 1-for-30 reverse stock split of our outstanding shares of common stock as of 12:01 a.m. Eastern Standard Time on January 25, 2024.

2023 Change in Authorized Shares and Reverse Stock Split

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

Business Strategy and Pipeline

Revelation is developing a pipeline of potential high-value products based on Gemini. Gemini is Revelation’s proprietary formulation of phosphorylated hexaacyl disaccharide (PHAD®) an established TLR4 agonist that can stimulate the human body’s innate immune response to prevent and treat disease. The product candidates being developed by Revelation are based on our proprietary Gemini formulation of PHAD. Our current Gemini based programs consist of: Gemini-SSI, which is being developed for the prevention of surgical site infection (SSI); Gemini-AKI, which is being developed for the prevention of acute kidney injury (AKI); and Gemini-CKD for the treatment of chronic kidney disease (CKD). Revelation’s pipeline is summarized in the figure below:

Preclinical and Phase 1 data will be used to support SSI and AKI indications.

The Therapeutic Platform

Our current therapeutic candidates are all based on our proprietary Gemini formulation of PHAD®, a synthetic version of MPLA, that is known to stimulate TLR4. Stimulation of TLR4 via Gemini leads to a more controlled production of varied cytokines and chemokines which modulate the activity of the innate and adaptive immune response, relative to LPS, a traditional TLR4 agonist. This “Immunostimulatory Preconditioning” with Gemini prepares the body to better guard against a rapid upregulation of multiple pro-inflammatory and microbial gene products and proteins, such as PAMPS (pathogen-associated molecular patterns) and DAMPS (damage-associated molecular proteins) (Zwirner 2017, Hernandez 2019, Ismaeli 2002). Modulated activities may include stimulation and recruitment of infection fighting immune cells, reduction of inflammation, and/or regulation of inflammation depending on the degree and nature of the stimulation, which enables the multiple potential product candidates in development.

Figure 1: Interaction of PHAD with TLR4

TLR4-Mediated Inflammation
TLR4 Stimulation via PHAD
ROS
DAMPS and PAMPS
PHAD
TLR4
Stimulation via
DAMPS and PAMPS
TLR4
Stimulation
via PHAD
Chronic
Inflammation
and
Fibrosis
Cycle
Resolution of
Inflammation
and Reduced
Fibrosis
Robust pro-inflammatory innate
immune response
↑IL-1β
↑IL-6
↑TNF-α
↑TGF-β
Increased phagocytosis
Increased degranulation
Acute
Inflammation
Redirected, attenuated innate
immune response
↓IL-6
↓ TNF-α
↓ TGF-β
↑ IL-10
Preserved phagocytosis
Reduced degranulation

Gemini-SSI

The Gemini-SSI program is being developed, through a license agreement with Vanderbilt University, as a potential therapy for the prevention or treatment of surgical site infection. We believe immunologic preconditioning with Gemini prepares the body to resist infection by priming the body’s immune system to better and more rapidly respond to pathogen exposure.

Multiple preclinical studies have shown that systemic pretreatment with PHAD results in a significantly augmented immune response leading to significantly reduced duration and severity of infection following bacterial challenge with either gram-positive or gram-negative bacteria.

Phase 1 safety and biomarker activity data is expected in the summer of 2024.

Gemini-AKI

The Gemini-AKI program is being developed as a potential therapy for the prevention of acute kidney injury (AKI) due to external stress or insult (e.g. surgical procedure, chemotherapy toxicity). We believe immunologic preconditioning with Gemini prepares the body to handle biologic stress by redirecting the body’s immune system to have an attenuated response to the stress.

Nonclinical studies have demonstrated that preconditioning with PHAD significantly reduces the severity and duration of AKI following an ischemia of the kidney. Additional data from these nonclinical studies have been accepted for presentation at The International Conference on Advances in Critical Care Nephrology on March 12, 2024.

Phase 1 safety and biomarker activity data is expected in the summer of 2024.

Gemini-CKD

The Gemini-CKD program is being developed as a potential therapy for preventing the progression of chronic kidney disease (CKD). We believe Gemini may modulate the immune response from a pro-inflammatory state to an anti-inflammatory (protective) state to rebalance the innate immune response and slow down or halt the progressive destruction and scarring of organ tissue, allowing the healing process to take place.

Nonclinical studies have demonstrated that Gemini significantly reduces the degree of scar tissue formation in a hyperinflammatory kidney injury model.

Revelation plans to conduct additional nonclinical CKD studies in 2024 to optimize the dose and dosing regimen for Gemini in this indication.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development of therapeutics that modulate the immune system to prevent and treat conditions with significant unmet needs. The key components of our strategy are to:

•
Advance the development of Gemini for the prevention and treatment of surgical site infection
•
Advance the development of Gemini for the prevention of acute kidney injury
•
Advance the development of Gemini for the treatment of chronic kidney disease

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

BACKGROUND

Surgical Site Infection Overview

Despite efforts to monitor and prevent infection in hospital care settings, Infections arise from a range of different causes including surgery, burn wounds, central line catheters or urinary catheters, and sepsis, as well as long courses of antibiotic treatment, which may lead to the development of MRSA. According to the most recent prevalence study data published by the Center for Disease Control and Prevention in 2015, approximately 3% of hospital patients suffered at least one infection, and there were approximately 687,000 infection cases in acute care settings resulting in approximately 72,000 deaths. According to the CDC, on any given day about 31 hospital patients has at least one healthcare-associated infection. A World Health Organization cooperative study which included 55 hospitals in 14 countries from four regions, approximately 8.7% of hospitalized patients developed infection within 48 hours of hospitalization (Tikhomirov 1987). The most common healthcare-associated infections are bloodstream infection, pneumonia, urinary tract infections, and surgical site infections.

Acute Kidney Injury Overview

AKI, also known as acute renal failure, is defined as a rapid loss of kidney function. AKI causes a build-up of waste products in blood and makes it more difficult for kidneys to maintain the correct balance of fluid in the body. AKI can also have a significant impact on other organs such as the brain, heart, and lungs.

Due to its severe nature, AKI represents a significant and increasingly frequent health problem, especially in patients with co-morbidities such as diabetes. Approximately 1% of all hospitalized patients present with AKI upon admission. Of these hospitalizations, rates of AKI increased 165% and 114% for diabetic men and women, respectively from the years 2000 to 2014 (Goyal 2023, Pavkov 2018). During all hospitalizations, the approximate incidence of AKI is 2 to 5%. Development of AKI is even more prevalent in patients admitted to the intensive care unit, occurring in up to 67% of patients admitted (Pavkov 2018, Workeneh 2022).

AKI can develop as a result of many different causes including decreased blood flow to the kidneys, direct damage to the kidneys, or blockage of urine flow through the kidney. AKI inducing events may include shock (low blood pressure), blood or fluid loss (such as bleeding, severe diarrhea), heart attack, heart failure, and other conditions leading to decreased heart function, organ failure (e.g., heart, liver), overuse of pain medicines such as NSAIDs, severe allergic reactions, burns, injury, infection (sepsis), cancer, toxicity (e.g., chemotherapies), hereditary factors, or major surgery.

AKI is of particular concern after cardiac surgery. Published evidence suggests that even slight postoperative increases in serum creatinine levels are associated with a significant increase in the risk of death. Up to 31% of patients undergoing cardiac surgery with no prior CKD develop post operative AKI with a high mortality rate. The average cost to treat AKI is about $42,600 and results in an approximate 4-7 day increase in hospitalization duration (Lysak 2017).

In this surgical setting, ischemia may be initiated intentionally, such as during a procedure that requires cardiopulmonary bypass. Alternatively, ischemia may be the unintentional result of an untoward complication such as intraoperative hypotension. Regardless of etiology, the ischemic event initially leaves the affected area(s) deprived of blood, oxygen, and other nutrients which then can exacerbate to injury when the blood supply returns to the site along with reactive oxygen species (ROS) and other constituents that cause oxidative stress to the tissues.

There are no approved therapies for preventing AKI, including AKI due to cardiac surgery.

Chronic Kidney Disease Overview

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

Every day more than 360 people begin treatment for kidney failure (dialysis or transplant). According to the CDC, more than 1 in 7, that is 15%, of US adults or 37 million people are estimated to have CKD. As many as 9 to 10 adults with CKD as well as about 2 in 5 adults with severe CKD do not know they have the disease. Kidney diseases are the leading cause of death in the United States. The CDC estimates Medicare costs in excess of $87 billion and continues to promote reduced costs including better management of CKD.

Current Prevention, Treatment, and Detection Options

Prevention of Surgical Site Infection

There are no approved therapies currently available for the prevention of infection outside of pre- and post-surgical administration of antibiotics and commonly recommended procedures for the preventing the transmission of bacteria including hand washing, mask wearing, and cleaning the surgical site pre- and post-surgery.

In the case of antibiotic pretreatment, the typical course of treatment may require an initial empiric broad-spectrum antibiotic, later targeted to an organism if detected, with consideration for the presence of multidrug resistant pathogens, specifically MRSA. Antibiotic resistance has become a major consideration in the need for pretreatment of yet-to-be diagnosed infections, as the number of antibiotic resistant strains have increased, and the over prescription of antibiotics further contributes to resistance.

Prevention and Treatment of AKI

There are currently no therapeutics to prevent or treat AKI. Treatment for AKI requires hospitalization and intensive supportive care until kidney function recovers. In more serious cases, dialysis may be needed to help replace kidney function until kidneys can recover. The main treatment is to address what is causing the acute kidney injury.

Prevention and Treatment of Chronic Kidney Disease

In April 2021, The FDA approved the use of Farxiga (Dapagliflozin) to reduce the risk of kidney function decline, kidney failure, cardiovascular death and hospitalization for heart failure in adults who are at risk of disease progression. Farxiga was originally approved in 2014 for diabetic control in adults in addition to diet and exercise.

In addition to the approved drug, other treatments include lifestyle changes to control health and weight, medications to control associated diseases such as high blood pressure or high cholesterol and for later stages, filtering the blood with a machine known as dialysis. Avoiding conditions or exposures that can harm the kidneys like certain medications or kidney infections is also beneficial.

Still, at this time, there is a significant unmet need for therapies that slow disease progression and improve outcomes of patients with chronic kidney disease.

REVELATION’S PROGRAMS

Gemini Platform

Our current therapeutic candidates are all based on Gemini, our proprietary formulation of PHAD®, a synthetic version of MPLA, that is known to stimulate the innate immune response via TLR-4.

The innate immune system is our first line of defense against stress such as trauma, infection and acute and chronic disorders. The innate immune system responds to stress (e.g. infection) by producing and releasing various types of cytokines. Cytokines are proteins that direct different activities in cells and can be inflammatory or protective, meaning they may be able to modulate certain established cellular activities. TLRs serve a vital role in initiating the innate immune system response by recognizing different molecular patterns associated with pathogens such as bacteria and viruses (e.g. PAMPS: pathogen associated molecular patterns) as well as tissue damage (e.g. DAMPS: damage associated molecular patterns).

Revelation believes immunostimulatory preconditioning with Gemini prepares the body to respond better to stress due to infection, trauma, or other acute and chronic disorders. Modulated activities may include stimulation and recruitment of infection fighting immune cells, reduction of inflammation, and/or regulation of inflammation depending on the degree and nature of the stimulation which enables the multiple potential product indications in development.

Figure 1: Interaction of PHAD with TLR4

Source: Revelation Biosciences

Gemini-SSI Program

Overview

Gemini is being evaluated as a potential therapy for the prevention or treatment of surgical site infection. We believe immunologic preconditioning with Gemini prepares the body to resist infection by priming the body’s immune system to respond to pathogen exposure more rapidly. In addition to surgical site infection, we believe Gemini may also have utility for post-burn infection, urinary tract infection (e.g. as a result of hospital-based or outpatient catheterization), sepsis, and antibiotic-resistant infection. Revelation is developing Gemini for the prevention of infection through a license agreement with Vanderbilt University.

Nonclinical studies

Multiple preclinical studies have shown that pretreatment with PHAD results in significantly augmented immune response with significantly reduced duration and severity of infection following bacterial challenge with either gram-positive or gram-negative bacteria as indicated in the following figures.

Pretreatment with PHAD Impart Protection from Gram Negative Bacterial Infection

Pretreatment with PHADs Impart Protection from Gram Positive Bacterial Infection

Clinical Development Plan

Phase 1 safety and biomarker activity data is expected in the summer of 2024.

The Phase 1 study will be followed by a Phase 1b study in patients undergoing colorectal surgery to evaluate safety and efficacy in this patient population.

Gemini-AKI Program

Overview

Gemini is being evaluated as a potential therapy for the prevention of acute kidney injury (AKI) due to external stress (e.g. surgical procedure, chemotherapy toxicity). We believe immunologic preconditioning with Gemini prepares the body to handle biologic stress by directing the body’s immune system to have an attenuated response to the stress. Gemini is being evaluated as a potential therapy for the prevention of acute kidney injury (AKI).

Nonclinical

Preclinical studies have shown that pretreatment with PHAD results in significantly decreased severity and duration of acute kidney injury due to ischemia.

PHAD Pretreatment Reduces AKI in a Unilateral Ischemia/Reperfusion Model1

____________

1 Mice pretreated with intravenous PHAD at 2, 20, and 200 µg/mouse or vehicle control, 48 and 24 hours prior to undergoing right nephrectomy followed by clamping of the left renal pedicle for 28 minutes. A) Blood was analyzed for BUN and creatinine at baseline (D0), and post-injury day 1 and 3. Results expressed as means +/-SEM with N = 8. Two-way ANOVA was used to compare differences between PHAD- and vehicle-treated mice over time, with p values indicated; B) Representative images of periodic acid-Schiff staining (PAS) sections of the outer medulla at Day 3 after injury in sham, vehicle- and PHAD-treated mice. Arrows point to casts within the collecting tubules. Scale bar, 100 µm. N = 6. C) Pretreatment with PHAD reduced tubular injury in a dose dependent manner as visualized (PAS). Source: Hernandez A, Patil N, et. al. Pretreatment with a novel Toll-like receptor 4 agonist attenuates renal ischemia-reperfusion injury. American Journal of Physiology-Renal Physiology 2023 324:5, F472 – F482

PHAD Pretreatment Reduces AKI in a Bilateral Ischemia/Reperfusion Model

Mice were pretreated with intravenous PHAD at 200 µg/mouse or vehicle control, 48 and 24 hours prior to undergoing bilateral renal pedicle clamping for 24 minutes. A) Blood was analyzed for BUN and creatinine at baseline (0), and post-injury day 1 and 3. Results expressed as means +/-SEM with N = 10. Two-way ANOVA was used to evaluate between group differences over time (p <0.05 for both BUN and serum creatinine), with p values shown after Sidak’s correction for multiple post hoc between group comparisons at each time point; B) Tubular injury scores in the outer stripe of the outer medulla from PAS-stained sections Day 3 after injury; C) Apoptosis in the outer stripe of the outer medulla from TUNEL stained sections Day 3 after injury. N = 6-7. Source: Hernandez A, Patil N, et. al. Pretreatment with a novel Toll-like receptor 4 agonist attenuates renal ischemia-reperfusion injury. American Journal of Physiology-Renal Physiology 2023 324:5, F472 – F482.

Clinical Development Plan

Phase 1 safety and biomarker activity data is expected in the summer of 2024.

The Phase 1 study will be followed by a Phase 1b study in patients undergoing cardiac surgery to establish dose and dosing regimen in preparation for Phase 2. The proposed Phase 1b study will consist of a placebo group and low and high dose Gemini groups. The primary readout will be safety with exploratory endpoints to evaluate biomarkers and rate, duration, and severity of AKI.

Gemini-CKD Program

Overview

Gemini is being evaluated as a potential therapy for preventing the progression of chronic kidney disease (CKD). We believe Gemini may modulate the immune response from a pro-inflammatory state to an anti-inflammatory (protective) state to rebalance the innate immune response and slow down or halt the progressive destruction and scarring of organ tissue, allowing the healing process to take place.

Nonclinical

Revelation conducted a nonclinical study to evaluate the potential of Gemini to prevent kidney fibrosis due to excess inflammation. Specifically, a range of daily systemic dosing levels of Gemini were tested in a rat Unilateral Ureteral Obstruction (UUO) model. The unilateral ureteral obstruction (UUO) model is appropriate for studying the anti-inflammatory and anti-fibrotic effects of potential new therapies for acute and chronic kidney disease as complete ureteral obstruction of one kidney results in significant inflammation and subsequent fibrosis of the obstructed kidney over a 7-day period.

The present study consisted of 6 groups with the following outcomes on renal cortical fibrosis as measured by detection of collagen deposition using picosirius red stained histology sections assessed at three different sampling depths.

Gemini Treatment Reduces Fibrosis in Acute and Chronic Kidney Model (UUO in Rats)

Collagen Fraction Volume
(% Area)
7%
6%
5%
4%
3%
2%
1%
0%
*
†
†
†
Sham
UUO
Control
Positive
Control
Gemini
(0.1 mg/kg)
Gemini
(0.3 mg/kg)
Gemini
(0.9 mg/kg)
* p < 0.05 vs Sham
† p < 0.05 vs UUO control

Rats (n=11-12 per treatment group) were subjected to the UUO surgical procedure. Animals were administered either vehicle (Sham, UUO, and Positive control) or Gemini (doses listed are for active ingredient) on days 1-7 post surgery. Kidneys were harvested and analyzed at the end of the treatment period. Composite data represents the average of 3 anatomically distinct depths (10 images/depth/rat/group = ~60-65% of renal cortical area). Treatment with Gemini resulted in a significant dose-dependent reduction in fibrosis. The high dose group (0.9 mg/kg) reduced new collagen deposition (fibrosis) by 58% vs new collagen deposition observed in the no treatment UUO group (normalized to sham group, n=6).

Gemini Antifibrotic Effects Likely Mediated by Validated Target Cytokines

Gemini reduced TGF-β and increased IL-10 and NGAL in a dose dependent manner. TGF-β is pro-fibrotic and is directly linked to the propagation of fibrosis. The positive control (PC) is an established TGF-β blocker. IL-10 is a key driver for the reduction and resolution of inflammation, and NGAL is an important defense for preventing excessive oxidative damage resulting from injury/ongoing inflammation.

Development Plan

During 2024, Revelation will continue evaluating the potential of Gemini in additional preclinical models of CKD to identify optimal dosing conditions and conduct the nonclinical testing required for chronic dosing in patients.

Competition

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. We believe the key competitive factors that will affect the development and commercial success of our Gemini based programs and any future Program Product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price, the level of generic competition, and reimbursement. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities, and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of AKI and CKD, and the rate of surgical site infections, it is likely that the number of companies seeking to develop products and therapies for the prevention or treatment of such, will increase.

If Gemini-SSI is approved for prevention of surgical site infection, we would face competition from currently approved and marketed products including many antibiotics that are effective against non-resistant strains of bacteria. We would also have future competition that could arise from products currently in development.

If Gemini-AKI is approved for prevention of acute kidney injury, we would face competition that could arise from products currently in development.

If Gemini-CKD is approved for treatment of chronic kidney disease, we would face competition from currently approved and marketed products including Farxiga®. We would also have future competition that could arise from products currently in development.

Many of our competitors have substantially greater financial, technical, human, and other resources than we do and may be better equipped to develop, manufacture, and market technologically superior products. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. In addition, many of these competitors have significantly longer operating histories and greater experience than we have in undertaking nonclinical studies and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. As a result, our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our Program Products or any future product candidates. Our competitors may also develop and succeed in obtaining approval for drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than we are in manufacturing and marketing their products. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidate or any future product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenue. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical study sites and enrolling patients for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.

Manufacturing and Supply

We do not own or operate manufacturing facilities for the production of our Program Products or any other product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our Program Products or any other product candidates for preclinical and clinical testing, as well as for commercial manufacturing if Gemini or any future product candidate receives marketing approval. Also, there is only one supplier for PHAD®, Avanti Polar Lipids, Inc., with whom we do not have a long-term supply agreement. Currently we have purchased enough material for our planned clinical studies through purchase orders.

Strategic Acquisitions and In-Licensing

We are working to deepen the pipeline of Revelation through both internal organic development of new technologies along with portfolio additions from acquisitions, strategic partnerships and in-licensing of new therapeutic product candidates. From time to time we may enter into discussions regarding potential transactions; however, our focus is on development of our existing pipeline and discussions with third parties to date have not progressed beyond the preliminary stage.

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

As of March 18, 2024, our patent portfolio includes one U.S. provisional patent application directed to methods of treating cancer using MPLA formulations, including GEMINI. We expect to convert this provisional application to a utility patent application prior to its 1-year anniversary. Our portfolio also includes two patent families, each of which has been filed in the U.S., Canada, and Europe. One of these patent families is directed to MPLA formulations, including GEMINI; the other patent family is directed to the use of GEMINI for the treatment of allergic rhinitis and chronic nasal congestion. Regarding our GEMINI AKI and GEMINI CKD programs, our portfolio also includes a PCT application directed to the use of MPLA formulations for the prevention of loss of function associated with acute organ disease and chronic organ disease. Our portfolio additionally includes a PCT application directed to methods of using MPLA formulations, including GEMINI, as an adjuvant to traditional allergy immunotherapy, such as oral allergy immunotherapy. Finally, we have licensed from Vanderbilt University a patent directed to methods of using phosphorylated hexaacyl disaccharides (PHADs) for treating or preventing infections.

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

Employees

As of March 18, 2024, we had 9 full-time employees and one part-time employee, 5 of whom are engaged in research and development activities or operations and 5 of whom are engaged in general and administrative activities or operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $5.3 million plus interest for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company has asserted that LifeSci Capital LLC is not entitled to the fee because it violated its responsibilities by misrepresenting to Petra the funds that would be available following the Business Combination, absent which Petra would not have entered into the Business Combination Agreement. This action remains pending as of the date of this report. $1.5 million of the claim relates to deferred underwriting commissions from the Petra initial public offering, which are recorded as a current liability in the financial statements as of September 30, 2022 under deferred underwriting commissions. On December 1, 2023 a Magistrate Judge issued a report recommending summary judgment in favor of LifeSci Capital LLC. On December 15, 2023, the Company filed objections to the Magistrate’s report asserting that the Magistrate Judge made factual determinations not appropriate for summary judgment and misapplied the law. The Magistrate’s report is a recommendation to the trial judge who is responsible for reviewing the case de novo. Other than the deferred underwriting commissions, no liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

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

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•
completion of the manufacture, under current Good Manufacturing Practices (“cGMP”), conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•
submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually and when certain changes are made;
•
approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•
preparation and submission to the FDA of an NDA;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
satisfactory completion of FDA audit of the clinical trial sites that generated the data in support of the NDA;
•
payment of user fees for FDA review of the NDA; and
•
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

•
Phase 1: The investigational drug or biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, side effects associated with increasing doses, pharmacological action, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•
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
•
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

U.S. Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s pharmacology chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. FDA approval of the NDA is required before marketing of the product may begin in the United States. Under federal law, the submission of most NDAs is subject to a substantial application user fee, and the sponsor of an approved NDA is also subject to annual product or program fees. These fees may be increased or decreased annually.

The FDA conducts a preliminary review of all NDAs within the first 60 days after receipt before accepting them for filing based on the agency’s threshold determination that they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information, which would also be subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs. Most such applications for non-priority products are reviewed within ten to twelve months after filing, and most applications for priority review products, that is, drugs and biologics that the FDA determines represent a significant improvement over existing therapy, are reviewed in six to eight months after filing. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or biological products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and integrity of the clinical data submitted.

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

After the FDA’s evaluation of the NDA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug or biological product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

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

For example, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;
•
a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which through subsequent legislative amendments, will be increased to 70%, starting in 2019, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
•
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•
expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•
expansion of healthcare fraud and abuse laws, including the FCA and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•
a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;
•
establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011; and
•
a licensure framework for follow on biologic products.

Since its enactment, there have been executive, legal and Congressional challenges to certain aspects of the ACA. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental authorities to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how other healthcare reform measures, if any, will impact our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Further legislation or regulation could be passed that could harm our business, results of operations and financial condition. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect through 2032. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

More recently, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively in fiscal year 2023, although they may be subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant effect on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect additional state, federal and foreign healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for health products, which could result in reduced demand for our products, if approved or additional pricing pressure. For instance, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, as well as certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Expedited Programs for Serious Conditions

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval. These programs can significantly reduce the time it takes for the FDA to review a NDA, but they do not guarantee that a product will receive FDA approval. Even if a product qualifies initially, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review will not be shortened. In May 2018, the Right to Try Act also established a program to increase access to unapproved, investigational treatments for patients diagnosed with life-threatening diseases or conditions who have exhausted approved treatment options and who are unable to participate in a clinical study.

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

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation is taken into consideration but generally does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biologic for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in that it is shown to be safer, more effective or makes a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Pediatric information and exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement to an NDA must contain data from pediatric studies that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Under the FDASIA, the FDA has additional authority to take action against manufacturers not adhering to pediatric study requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

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

•
the required patent information has not been filed;
•
the listed patent has expired;
•
the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•
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

For patents that might expire during the application phase, the patent owner may request an interim patent term extension. An interim patent term extension increases the patent term by one-year and may be renewed up to four times. For each interim patent term extension granted, the post-approval patent term extension is reduced by one-year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent term extension is being sought is likely.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved NDA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

•
restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•
product seizure or detention, or refusal of the FDA to permit the import or export of products; or
•
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

Item 1A. Risk Factors.

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

Unless the context otherwise requires, references herein to “Program Products” refers to Revelation’s GEM-SSI, GEM-AKI and GEM-CKD programs.

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

We are not profitable and have incurred net losses since our inception. As of December 31, 2023, we had an accumulated deficit of $25.5 million. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, conduct clinical studies, and seek regulatory approvals for, our Program Products, and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing and clinical study activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have, had and will continue to have a material adverse effect on our stockholders’ equity and working capital.

Additionally, taking into consideration the net proceeds of approximately $5.4 million received in connection with the public offering completed in February of 2024, we do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that our audited financial statements for December 31, 2023 were issued, which raises substantial doubt about our ability to continue as a going concern. In our own required quarterly assessments, we may continue to conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern.

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

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, including the COVID-19 pandemic, the conflict between Ukraine and Russia, and recent bank failures affecting the financial services industry, could adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including delayed clinical trials or preclinical studies, delayed approval of our product candidates, delayed ability to obtain patents and other intellectual property protection, weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We are focused on the development of GEM-SSI, GEM-AKI and GEM-CKD, which are in pre-clinical development working towards early clinical trials.

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

We will need to successfully complete pivotal clinical studies in order to obtain the approval of the FDA, the EMA or other regulatory agencies to market any of our Program Products. Carrying out later-stage clinical studies and the submission to the FDA of a successful NDA is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical studies and have limited experience in preparing, submitting and prosecuting regulatory filings. We may be unable to conduct clinical studies at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical studies in a timely fashion, if at all. In addition, the design of a clinical study can determine whether its results will support approval of a product, and flaws in the design of a clinical study may not become apparent until the clinical study is well advanced. Because we have limited experience as a company designing clinical studies, we may be unable to successfully and efficiently execute and complete necessary clinical studies in a way that leads to successful regulatory submission and approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies, could prevent us from or delay us in commercializing our Program Products. We rely on third parties to conduct certain elements of our preclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our Program Products.

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

•
we may be required to modify, suspend or terminate our clinical studies;
•
we may be required to modify or include additional dosage and administration instructions, warnings and precautions, contraindications, boxed warnings, limitations, restrictions or other statements in the product label for our approved products, or issue field alerts to physicians and pharmacies;
•
we may be required to conduct costly additional clinical studies;
•
we may be subject to limitations on how we may promote our approved products;
•
sales of our approved products may decrease significantly;
•
regulatory authorities may require us to take our approved products off the market;
•
we may be subject to regulatory investigations, government enforcement actions, litigation or product liability claims; and
•
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

We are focusing our time and financial resources in the clinical development of GEM-SSI, GEM-AKI and GEM-CKD. If we cannot successfully develop, obtain regulatory approval for, and commercialize our Program Products, we may not be able to continue our operations. The future regulatory approval and commercial success of our Program Products are subject to a number of risks, including the following:

•
we may not have sufficient financial and other resources to complete the necessary clinical studies for our Program Products, including, but not limited to, the clinical studies needed to obtain regulatory approval for commercialization;
•
we may not be able to obtain regulatory authorization to proceed with various clinical studies in the United States, and even if we are able to proceed with clinical studies, the regulatory authorities may limit, delay, or put our clinical studies on hold;
•
we may not be able to obtain adequate evidence from our clinical studies for our Program Products;
•
the results of our clinical studies may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for marketing approval;
•
we cannot be certain of the number of types of clinical studies and non-clinical studies that the regulatory agencies will require in order to approve our Program Products;
•
the data from clinical studies conducted outside of the United States may not be accepted by the FDA or other regulatory authorities;
•
patients in our clinical studies may suffer serious adverse events for reasons that may or may not be related to our Program Products, which could delay or prevent further clinical development;
•
the regulatory agencies may find deficiencies without manufacturing processes or facilities;
•
the CROs, that we retain to conduct our clinical studies may take actions outside of our control that materially adversely impact our clinical studies;
•
the regulatory agencies may not approve the formulation, labeling or specifications of GEM-SSI, GEM-AKI, GEM-CKD or other future product candidates;
•
the regulatory agencies may change their approval policies or adopt new regulations;
•
if approved, our Program Products will likely compete with products that may reach approval for the same indication or use prior to our Program Products, products that are currently approved and the products that are currently marketed products; and
•
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

Disruptions at the FDA and other national and foreign government authorities caused by funding shortages or global health concerns, such as COVID-19, could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and comparable foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and comparable foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government authorities that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other national and foreign authorities also may slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic.

Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•
issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
•
mandate modification to promotional materials or require us to provide corrective information to healthcare practitioners;
•
require that we conduct post-marketing studies;
•
require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific action and penalties for noncompliance;
•
seek an injunction or impose civil or criminal penalties or monetary fines;
•
suspend marketing of, withdraw regulatory approval of or recall such product;
•
suspend any ongoing clinical studies;
•
refuse to approve pending applications or supplements to applications filed by us;
•
suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•
seize or detain products, refuse to import or export products or require us to initiate a product recall.

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

Until such time, if ever, as we establish a manufacturing facility that has been properly validated to comply with FDA or other comparable regulatory agencies cGMP requirements, we will not be able to independently manufacture Program Products for our planned preclinical and clinical programs. We currently rely on a third-party manufacturer for the production of our clinical study materials., GEM-SSI, GEM-AKI and GEM-CKD have been and for the near-term will be manufactured by a single third-party manufacturer. This manufacturer may not be able to scale production to the larger quantities required for large clinical studies and to commercialize GEM-SSI, GEM-AKI and GEM-CKD, if approved. Also, the third-party manufacturers may not be able to produce Program Products that meet the quality requirements. In the event that this third-party manufacturer does not successfully carry out its contractual duties, meet expected deadlines or manufacture our products in accordance with regulatory requirements or if there are disagreements between us and this third-party manufacturer, we will not be able to complete, or may be delayed in completing, the clinical studies required. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•
the possible failure of the third party to manufacture product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•
the possible breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to manufacture product candidates in accordance with our product specifications);
•
the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•
the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical study interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales;
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how;
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•
reliance on the third party for regulatory compliance, quality assurance and safety and pharmacovigilance reporting.

Certain raw materials necessary for the manufacture of our Program Products, such as our API, are available only from a single supplier. Any significant delay in the acquisition or decrease in the availability of these raw materials from our supplier could considerably delay their manufacture, which could adversely impact the timing of any planned studies or the regulatory approvals. The FDA and other comparable foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and other comparable foreign regulatory authorities also inspect these facilities to confirm compliance with cGMP.

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

•
others may be able to make products that are similar to our Program Products and any future product candidates we may develop but that are not covered by the claims of the patents that we may own or license in the future;
•
we, or our future collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we may own or license in the future;
•
we, or our future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•
it is possible that our pending patent applications or those that we may file in the future will not result in issued patents;
•
patents that we may own or license in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the resulting information to develop competitive products for sale in major commercial markets in which we do not have sufficient patent rights to stop such sales;
•
we may not develop additional proprietary technologies that are patentable;
•
third-party patents may be asserted against our product candidates and technologies in a manner that threatens or harms our business; and
•
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

We are in the early stages of building the full management team and employee base that we anticipate we will need to complete the development of our Program Products and other future product candidates. As of March 18, 2024, we had 10 employees.

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

Ongoing healthcare legislative and regulatory reform measures may adversely affect our business, results of operations and financial condition.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; (4) post-marketing approvals or compliance programs or (5) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect our business, results of operations and financial condition.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed by Congress, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, certain provisions the ACA have been subject to executive, judicial and congressional challenges. On June 17, 2021, the U.S. Supreme Court dismissed the most recent challenge to the ACA on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental authorities to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how other healthcare reform measures of the Biden administration, if any, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2032 unless additional Congressional action is taken.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but it is likely to have a significant effect on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services, or CMS, Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Our drug development programs, and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. For example, we have recently licensed a patent from Vanderbilt University which is the basis of GEM-SSI.

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

•
decreased demand for any product candidates or products that we may develop;
•
product recalls or a change in the indications for which products may be used;
•
termination of clinical study sites or entire study programs;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical study participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards to study subjects or patients;
•
loss of revenue;
•
diversion of management and scientific resources from our business operations; and
•
the inability to commercialize any products that we may develop.

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

•
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
•
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
•
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
•
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
•
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

•
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

We have completed a Phase 2 clinical study in Europe and we will continue to collect, process, use or transfer personal information from individuals located in the EEA in connection with our business, including in connection with conducting clinical studies in the EEA. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the EEA. The collection and use of personal health data in the EEA is governed by the provisions of the GDPR, along with other European Union and country-specific laws and regulations. The United Kingdom and Switzerland have also adopted data protection laws and regulations. These legislative acts (together with regulations and guidelines) impose requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such data outside of the EEA, including to the United States, providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers or corporate representatives, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the EEA and other states in the EEA may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations. European data protection authorities may interpret the GDPR and national laws differently and may impose additional requirements, which adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

•
our customers’ ability to obtain reimbursement for our product candidates in foreign markets;
•
our inability to directly control commercial activities if we are relying on third parties; the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•
different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•
import or export licensing requirements;
•
longer accounts receivable collection times;
•
our ability to supply our product candidates on a timely and large-scale basis in local markets;
•
longer lead times for shipping which may necessitate local manufacture of our product candidates;
•
language barriers for technical training and the need for language translations;
•
reduced protection of patent and other intellectual property rights in some foreign countries;
•
the existence of additional potentially relevant third-party intellectual property rights;
•
foreign currency exchange rate fluctuations; and
•
the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

•
different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries, including requirements specific to biologics or cell therapy products;
•
reduced protection for patent and other intellectual property rights;
•
foreign reimbursement, pricing and insurance regimes;
•
potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions; and
•
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

We are an emerging growth company and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of Petra’s IPO, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of $1.07 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of March 31 of such fiscal year), or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our common stock price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our shares of common stock:

•
disappointing results from our development efforts;
•
decline in demand for our shares of common stock;
•
downward revisions in securities analysts’ estimates or changes in general market conditions;
•
technological innovations by competitors or in competing products;
•
investor perception of our industry or our prospects; and
•
general economic trends.

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

•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•
the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board; and
•
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

Revelation’s common stock and Public Warrants are listed on the Nasdaq Capital Market under the symbols “REVB” and “REVBW,” respectively. If Nasdaq delists the Revelation common stock and Public Warrants from trading on its exchange for failure to meet the listing standards such as the minimum public stockholders equity requirement, minimum bid price, for failure to hold an annual stockholders meeting, or any other listing standards, we and our stockholders could face significant material adverse consequences including:

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

Our common stock warrants may be accounted for as warrant liabilities and the changes in value of our warrants could have a material effect on our financial results.

Historically, warrants were reflected on a company’s balance as a component of equity as opposed to liabilities on the balance sheet and the statements of operations did not include subsequent non-cash changes in estimated fair value of the warrants, based on the prevailing application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for certain types of common stock warrants as current liabilities if the warrant fails the equity classification criteria. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date (based up option pricing models since in most cases there is no public market for the warrants) and remeasured at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liabilities within the consolidated statements of operations. One result of this accounting treatment is that as the market price of the Company’s common stock increases, the value of the warrant liability increases, resulting in a non-cash charge to earnings in the quarter in which the revaluation took place. Conversely, if the common stock price declines, the warrant liability is reduced and the Company recognizes income in the quarter in the amount of the reduction in the liability. Due to specific provisions within the warrant agreement for the Class C Common Stock Warrants and the Company’s application of ASC 480 and ASC 815 to the warrant agreement, we assessed our accounting for the Class C Common Stock Warrants as a warrant liability. Future issuances of warrants may be accounted for on the same basis.

Our financial condition will be adversely affected if we are unsuccessful in our defense in our litigation with LifeSci Capital LLC

The investment banking firm for the SPAC into which we merged has brought suit against us for unpaid investment banking fees relating to the merger and deferred underwriting commissions, which claims damages of $5.3 million. See “Legal Proceedings.” While we have defenses which we believe are meritorious, if we were to be unsuccessful in the proceeding it would have a material adverse effect on our financial condition and reduce the available funds to advance our product development.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

The Company employs a cybersecurity policy which it believes is appropriate for the potential of cybersecurity threats faced by it. The Company does not have possession of personally identifiable patient information from its clinical trials, nor does it have information with respect to third party credit or banking information. Accordingly, the threat is limited to disruption of ordinary business operations. The Company’s information systems and maintenance are delegated to independent information technology and cybersecurity consultants, with at least 10 years of experience advising similarly situated companies on information technology and cybersecurity risk management, who report to the Company’s Chief Financial Officer, who reports in turn directly to the Board of Directors and the Audit Committee, which is the principal committee charged with the Board’s risk management oversite. The Company has never been affected by cybersecurity incidents.

The Company’s information systems employ storage and recovery services from various third parties, including Microsoft, as its cloud service providers, which provides an additional level of protection from cybersecurity threats.

Item 2. Property.

We lease laboratory space located at 11011 Torreyana Rd., Suite 102, San Diego, California, which consists of approximately 2,140 square feet. The lease expires on November 30, 2024. Our corporate headquarters is located at 4660 La Jolla Village Dr., Suite 100, San Diego, California, where we currently have access to office space on an as-needed basis. We believe that our current space is adequate for our needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings.

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $5.3 million plus interest for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company has asserted that LifeSci Capital LLC is not entitled to the fee because it violated its responsibilities by misrepresenting to Petra the funds that would be available following the Business Combination, absent which Petra would not have entered into the Business Combination Agreement. This action remains pending as of the date of this report. $1.5 million of the claim relates to deferred underwriting commissions from the Petra initial public offering, which are recorded as a current liability in the financial statements as of September 30, 2022 under deferred underwriting commissions. On December 1, 2023 a Magistrate Judge issued a report recommending summary judgment in favor of LifeSci Capital LLC. On December 15, 2023, the Company filed objections to the Magistrate’s report asserting that the Magistrate Judge made factual determinations not appropriate for summary judgment and misapplied the law. The Magistrate’s report is a recommendation to the trial judge who is responsible for reviewing the case de novo. Other than the deferred underwriting commissions, no liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

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

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and Public Warrants are traded on the Nasdaq Capital Market under the symbols “REVB” and “REVBW”, respectively.

Holders of Record

As of March 18, 2024, there were approximately 66 stockholders of record of our common stock and 30 holders of record of our warrants. Because many of our securities are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

Revelation is a clinical-stage biopharmaceutical company founded in May 2020. We are focused on the development or commercialization of innate immune system therapeutics. Our current product candidates were developed by us and licensed to potentially prevent, treat and detect disease. Our therapeutic product candidates are based on our therapeutic platform and consist of GEM-SSI, which is being developed for the prevention and treatment of surgical sit infection; GEM-AKI, which is being developed as a potential therapy for the prevention and treatment of acute kidney injury as a result of cardiac surgery; and GEM-CKD, which is being developed as a potential therapy for the prevention and treatment of chronic kidney disease. Until June of 2022 we were developing REVTx-99a as a broad anti-viral nasal drop solution for the potential prevention or potential treatment of respiratory viral infections and REVTx-99b as a prevention or treatment for chronic nasal congestion and allergic rhinitis.

Since our inception in May 2020, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of GEM-SSI, GEM-AKI and GEM-CKD, our product candidates.

We have funded our operations since our inception in May 2020 to December 31, 2023 through the issuance and sale of our capital stock, from which we have raised net proceeds of $43.9 million. Additionally, taking into consideration the net proceeds of approximately $5.4 million received in connection with the public offering completed in February of 2024, our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one-year after the date that our audited financial statements for December 31, 2023 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $0.1 million for the year ended December 31, 2023 and $10.8 million for the year ended December 31, 2022, respectively. As of December 31, 2023 we had an accumulated deficit of $25.5 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for GEM-SSI, GEM-AKI, GEM-CKD or other product candidates, which we expect will not be for at least several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of GEM-SSI, GEM-AKI, GEM-CKD or other product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

On January 10, 2022, we consummated the Business Combination, pursuant to the terms of the agreement and plan of merger, dated as of August 29, 2021 with Petra and Merger Sub. Pursuant to the Business Combination Agreement, on the Closing Date, (i) Merger Sub merged with and into Revelation Sub, with Revelation Sub as the surviving company in the Business Combination, and became a wholly-owned subsidiary of Petra and (ii) Petra changed its name to “Revelation Biosciences, Inc.”

Recent Developments

2024 Reverse Stock Split

On January 17, 2024, at a special meeting of stockholders, our stockholders approved a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock at a specific ratio within a range of one-for-two (1-for-2) to a maximum of a one-for-fifty (1-for-50) split. On January 22, 2024, we filed the Certificate of Amendment which effected a 1-for-30 reverse stock split of our outstanding shares of common stock as of 12:01 a.m. Eastern Standard Time on January 25, 2024.

2023 Change in Authorized Shares and Reverse Stock Split

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

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our product candidates GEM-SSI, GEM-AKI, GEM-CKD and REVTx-99a/b. Our research and development expenses consist primarily of external costs related to clinical development, costs related to contract research organizations, costs related to consultants, costs related to acquiring and manufacturing clinical study materials, costs related to contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions, costs related to laboratory supplies and services, and personnel costs. Personnel and related costs consist of salaries, employee benefits and stock-based compensation for personnel involved in research and development efforts.

We expense all research and development expenses in the periods in which they are incurred. We accrue for costs incurred as the services are being provided by monitoring the status of specific activities and the invoices received from our external service providers. We adjust our accrual as actual costs become known.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue the development of GEM-SSI, GEM-AKI and GEM-CKD and continue to invest in research and development activities. The process of conducting the necessary clinical research and product development to obtain regulatory approval is costly and time consuming, and the successful development of GEM-SSI, GEM-AKI, GEM-CKD and any future product candidates is highly uncertain. To the extent that our product candidates continue to advance into larger and later stage clinical studies, our expenses will increase substantially and may become more variable.

The actual probability of success for GEM-SSI, GEM-AKI, GEM-CKD or any future product candidate may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products. As a result, we are unable to determine the timing of initiation, duration and completion costs of our research and development efforts or when and to what extent we will generate revenue from the commercialization and sale of GEM-SSI, GEM-AKI, GEM-CKD or any future product candidate.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$4,145,902	$5,377,400	$(1,231,498)
General and administrative	4,510,762	5,487,111	(976,349)
Total operating expenses	8,656,664	10,864,511	(2,207,847)
Loss from operations	(8,656,664)	(10,864,511)	2,207,847
Total other income (expense), net	8,536,410	34,962	8,501,448
Net loss	$(120,254)	$(10,829,549)	$10,709,295

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,
	2023	2022	Change
REVTx-99a clinical study expenses	$—	$3,104,727	$(3,104,727)
REVTx-99b clinical study expenses	—	450,464	(450,464)
GEM-SSI and GEM-AKI clinical study expenses	209,702	—	209,702
Manufacturing expenses	697,429	225,578	471,851
Other program expenses	2,190,493	27,660	2,162,833
Other expenses	282,948	432,160	(149,212)
Personnel expenses (including stock-based compensation)	765,330	1,136,811	(371,481)
Total research and development expenses	$4,145,902	$5,377,400	$(1,231,498)

Research and development expenses decreased by $1.2 million, from $5.4 million for the year ended December 31, 2022 to $4.1 million for the year ended December 31, 2023. The decrease was primarily due to decreases of $3.1 million in clinical study expenses related to REVTx-99a, $0.5 million in clinical study expenses related to REVTx-99b and $0.4 million in personnel expenses, offset by increases of $2.2 million in other program expenses and $0.5 million in manufacturing expenses. Other program expenses include pre-clinical costs and clinical preparation costs primarily for programs GEM-SSI and GEM-AKI.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Year Ended December 31,
	2023	2022	Change
Personnel expenses (including employee stock-based compensation)	$2,272,005	$1,874,706	$397,299
Legal and professional fees (including non-employee stock-based compensation)	1,844,077	2,073,561	(229,484)
Other expenses	394,680	1,538,844	(1,144,164)
Total general and administrative expenses	$4,510,762	$5,487,111	$(976,349)

General and administrative expenses decreased by $1.0 million, from $5.5 million for the year ended December 31, 2022 to $4.5 million for the year ended December 31, 2023. The decrease was primarily due to a decrease of $1.1 million in other expenses as a result of a decrease in D&O Insurance.

Other Income (Expense), Net

Other income (expense), net was $34,962 for the year ended December 31, 2022, related to interest expense for the Promissory Notes Payable and Convertible Note, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts. Other income (expense), net was $8,536,410 for the year ended December 31, 2023, related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to December 31, 2023, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $43.9 million, of which $14.0 million was received during the year ended December 31, 2023. As of December 31, 2023, we had available cash and cash equivalents of $12.0 million and an accumulated deficit of $25.5 million.

Our use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our therapeutic product candidates, GEM-SSI, GEM-AKI and GEM-CKD. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of product development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect to continue to generate substantial operating losses for the foreseeable future as we expand our research and development activities. We will continue to fund our operations primarily through utilization of our current financial resources and through additional raises of capital.

To the extent that we raise additional capital through partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our then-existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical studies or preclinical studies, research and development programs or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Going Concern

We have incurred recurring losses since our inception, including a net loss of $0.1 million for the year ended December 31, 2023. As of December 31, 2023 we had an accumulated deficit of $25.5 million, a stockholders’ equity of $6.6 million and available cash and cash equivalents of $12.0 million. Additionally, taking into consideration the net proceeds of approximately $5.4 million received in connection with the public offering completed in February of 2024, we expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for GEM-SSI, GEM-AKI, GEM-CKD or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that our audited financial statements for December 31, 2023 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The audited consolidated financial statements for December 31, 2023, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(7,286,286)	$(11,219,396)
Net cash provided by financing activities.	14,025,008	15,197,646
Net increase in cash and cash equivalents	$6,738,722	$3,978,250

Net Cash Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $7.3 million, which consisted of a net loss of $0.1 million and non-cash charges of $8.1 million comprised of the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense, offset by a net change of $1.0 million in our net operating assets and liabilities.

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

Net Cash Provided by Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $14.0 million, from cash proceeds of $14.0 million received from the February 2023 Public Offering.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of December 31, 2023, there were 94 Rollover RSU awards unvested and unissued and 1,157 stock options outstanding.

Determination of the Fair Value of Common Stock

Prior to the Business Combination, given the absence of a public trading market for our shares of common stock, our board of directors exercised its judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our shares of common stock, including timely valuations of our shares of common stock prepared by an unrelated third-party valuation firm, important developments in our operations, sales of common stock and convertible preferred shares, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of our shares of common stock, among other factors. After the Business Combination, the fair value of each share of common stock is based on the closing price of our shares of common stock as reported on the date of grant.

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

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements and our interim condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•
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

In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors, including their ages as of March 18, 2024:

Name	Age	Position
BOARD OF DIRECTORS
George Tidmarsh, M.D., Ph.D.	64	Chairman and Director
James Rolke	55	Director and Chief Executive Officer
Jennifer Carver, BSN, MBA	70	Director
Jess Roper	59	Director
Lakhmir Chawla, M.D.	53	Director
EXECUTIVE OFFICERS
James Rolke	55	Director and Chief Executive Officer
Chester S. Zygmont, III	43	Chief Financial Officer

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

Lakhmir Chawla, M.D. — Director. Dr. Chawla is currently the Chief Executive Officer of Stavro Medical. Previously, Dr. Chawla was the Chief Medical Officer of Silver Creek Pharma where he oversaw the Acute Ischemic Stroke development program and initiation of the ARPEGGIO neuroprotection study. Prior to that, Dr. Chawla was the Chief Medical Officer at La Jolla Pharmaceutical Company where he oversaw the development and conduct of the Phase 3 ATHOS-3 trial. Prior to joining La Jolla, Dr. Chawla was a Professor of Medicine at the George Washington University, where he had dual appointments in the Department of Anesthesiology and Critical Care Medicine and in the Department of Medicine, Division of Renal Diseases and Hypertension. Dr. Chawla is an internationally renowned expert in the field of acute kidney injury (AKI) and shock. He is the author of over 160 peer-reviewed publications and a recipient of the International Vicenza Award for Critical Care Nephrology; an award that recognizes individuals who have made seminal clinical research advancements that have significantly improved the care of critically ill patients with AKI and have been adopted worldwide. He remains an active investigator in the fields of AKI biomarkers, AKI risk prediction, AKI therapeutics and chronic kidney disease caused by AKI.

Chester S. Zygmont, III — Chief Financial Officer. Mr. Zygmont has been the Company’s Chief Financial Officer since inception. Mr. Zygmont brings over 20 years of experience in finance to the company with a wide range of industry applications. In 2016, Mr. Zygmont Co-Founded Jivanas, a social enterprise that owns and operates a factory in Nepal, that is focused on creating jobs for people at risk for human trafficking. Jivanas has operations in Nepal, Hong Kong, and the USA. During 2013, Mr. Zygmont Co-Founded oOxesis Biotechnology, LLC, a biologics lab that worked on developing therapies for unmet needs. From June 2012 to January 2016, Mr. Zygmont was the Senior Director of Finance, at La Jolla Pharmaceutical Company. During Mr. Zygmont’s tenure at La Jolla, he brought the company to its Nasdaq listing. Prior to La Jolla, Mr. Zygmont served as Managing Director at Z3 Capital, LLC from March 2009 to June 2012. Z3 Capital, LLC, a privately held investment firm, focused on investment acquisition and venture funding for multiple startup companies in real estate, medical device and biotechnology. Mr. Zygmont also served as Vice President at Symmetry Advisors, Inc. a private equity leveraged buyout firm. While at Symmetry, he managed all finance and accounting for its SPAC, was a key player on a $600 million buyout of a portfolio company, and subsequently led the restructuring of its manufacturing division. Mr. Zygmont earned his M.S. in Finance from Baruch College, Zicklin School of Business and his B.A. from Eastern University.

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

Board Composition

Classified Board of Directors

In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors are divided among the three classes as follows:

•
The Class A directors are Dr. Chawla and Ms. Carver, and their terms will expire at the annual meeting of stockholders held in 2026;
•
The Class B directors are Messrs. Rolke and Roper, and their terms will expire at the annual meeting of stockholders held in 2024; and
•
The Class C director is Dr. Tidmarsh, and his term and his term will expire at the annual meeting of stockholders held in 2025.

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

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

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

Attendance of Directors at Board Meetings and Annual Meeting of Stockholders

During 2023, the Board of Directors met 5 times, the Compensation Committee met 1 time, the Nominating and Corporate Governance Committee met 1 and the Audit Committee met 4 times. Each director who was on the Board during this timeframe attended at least 91% of the aggregate number of meetings held during his or her term of service. In 2023, the Company held its Annual Meeting of Stockholders which was attended by Mr. Rolke. The Company does not have a policy requiring its directors to attend the Annual Meeting of Stockholders.

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

Audit Committee

Revelation has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and Nasdaq listing rules. In addition, the board of directors adopted a written charter for the Audit Committee. The Audit Committee’s duties, will include, but are not limited to:

•
appoints our independent registered public accounting firm;
•
evaluates the independent registered public accounting firm’s qualifications, independence, and performance;
•
determines the engagement of the independent registered public accounting firm;
•
reviews and approves the scope of the annual audit and pre-approves the audit and non-audit fees and services;
•
reviews and approves all related party transactions on an ongoing basis;
•
establishes procedures for the receipt, retention and treatment of any complaints received by us regarding accounting, internal accounting controls or auditing matters;
•
discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;
•
approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
•
discusses on a periodic basis, or as appropriate, with our management’s policies and procedures with respect to risk assessment and risk management;
•
consults with management to establish procedures and internal controls relating to cybersecurity;
•
is responsible for reviewing our financial statements and our management’s discussion and analysis of financial condition and results of operations to be included in our annual and quarterly reports to be filed with the SEC;
•
investigates any reports received through the ethics helpline and reports to the board of directors periodically with respect to any information received through the ethics helpline and any related investigations; and
•
reviews the audit committee charter and the audit committee’s performance on an annual basis.

The composition of the Audit Committee consists of Mr. Roper, Dr. Tidmarsh and Ms. Carver, with Mr. Roper as Chair. Mr. Roper qualifies as an audit committee financial expert, as defined by the SEC rules. In addition, Revelation certified to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. It has been determined that Mr. Roper satisfies such requirements.

Nominating and Governance Committee

Revelation’s Nominating and Governance Committee is comprised of Ms. Carver and Drs. Tidmarsh and Chawla, each of whom has been determined to be independent under the Nasdaq Listing Rules. The Nominating and Governance Committee adopted a written charter.

Specific responsibilities of the Nominating and Governance Committee include:

•
identifying, evaluating and selecting, or recommending that board of directors approve, nominees for election to board of directors;
•
evaluating the performance of board of directors and of individual directors;
•
reviewing developments in corporate governance practices;
•
evaluating the adequacy of corporate governance practices and reporting;
•
reviewing management succession plans; and
•
developing and making recommendations to the board of directors regarding corporate governance guidelines and matters.

Compensation Committee

Revelation has a Compensation Committee established in accordance with the Nasdaq Listing Rules. The Compensation Committee is comprised of Drs. Tidmarsh and Chawla and Mr. Roper, each of whom has been determined to be independent under the Nasdaq Listing Rules and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of Revelation’s compensation committee is Dr. Chawla.

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

On January 19, 2024, the Compensation Committee increased the annual base salary for Mr. Rolke to $561,000 and for Mr. Zygmont to $405,000, retroactive to January 1, 2024 and approved payment of the 2023 annual performance bonuses for Mr. Rolke in the amount of $237,500 and Mr. Zygmont in the amount of $142,579. Additionally, on April 13, 2023, the Compensation Committee increased the annual base salary for Mr. Rolke to $475,000 and for Mr. Zygmont to $356,448, retroactive to January 1, 2023. In addition, the Compensation Committee increased Messrs. Rolke and Zygmont annual performance bonus targets to 50% for Mr. Rolke and 40% for Mr. Zygmont of their respective base salaries or as otherwise determined in the sole discretion of the board (each, an “Annual Bonus”).

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

Historically, our executive compensation program has reflected our growth and development-oriented corporate culture. To date, the compensation of our Chief Executive Officer and President and our other executive officers identified in the 2023 and 2022 Summary Compensation Table below, who we refer to as the named executive officers, has consisted of a combination of base salary, bonuses and long-term incentive compensation in the form of restricted common stock awards and incentive stock options. Our named executive officers who are full-time employees, like all other full-time employees, are eligible to participate in our retirement and health and welfare benefit plans. As we transition from a private company to a publicly traded company, we will evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances merit. At a minimum, we expect to review executive compensation annually with input from a compensation consultant. As part of this review process, we expect the board of directors and the compensation committee to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive with our peers. In connection with our executive compensation program, we will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

Summary Compensation Table

The following table shows the total compensation awarded to, earned by, or paid to during the years ended December 31, 2023 and 2022 to our executive officers who earned more than $100,000 during each of the fiscal years ended December 31, 2023 and 2022 and were serving as named executive officers as of such date.

Our named executive officers for 2023 and 2022 who appear in the Summary Compensation Table are:

•
James Rolke, our President and Chief Executive Officer; and
•
Chester S. Zygmont, III, our Chief Financial Officer.

The following table sets forth, for the years ended December 31, 2023 and 2022, all compensation paid, distributed or earned for services, including salary and bonus amounts, rendered in all capacities by the Company’s named executive officers. The information contained below represents compensation earned by the Company’s officers for their work related to the Company:

						Non-equity incentive plan compensation ($)
Name and Position	Year	Salary ($)	Bonus ($)	Stock-based awards ($)	Option-based awards ($)(1)	Annual incentive plans	Long term incentive plans	All other compensation ($)(2)	Total compensation ($)
James Rolke	2023	475,000	160,000	—	—	—	—	14,250	649,250
CEO	2022	400,000	—	—	79,591	—	—	—	479,591
Chester S. Zygmont, III	2023	356,448	112,000	—	—	—	—	10,693	479,141
CFO	2022	320,000	—	—	19,138	—	—	—	339,138

____________

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
(2)
Unless otherwise indicated, the amounts reported in this column represent the Company’s matching contribution to the named executive officers Simple IRA plan account paid by the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Outstanding Equity Awards

The following table provides information regarding the 2021 Equity Incentive Plan awards and the 2020 Equity Incentive Plan awards for each named executive officer outstanding as of December 31, 2023:

		Option-based Awards			Stock-based Awards
Name	Date of Grant	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options at December 31, 2023 ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share awards that have not vested ($)
James Rolke	2/25/2022(1)	84	$1,470.00	2/25/2032	—	—	—
CEO	2/23/2021(2)	—	—	—	—	18	44,603
	10/31/2020(3)	—	—	—	—	2	4,901

Chester S. Zygmont, III	2/25/2022(1)	20	$1,470.00	2/25/2032	—	—	—
CFO	2/23/2021(2)	—	—	—	—	4	10,293
	10/31/2020(3)	—	—	—	—	1	3,921

____________

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

The following table sets forth the total cash and equity compensation paid to our non-employee directors for service on our board of directors during 2023:

Name	Fees earned or paid in cash ($)	Option-based awards ($)(5)	Total ($)
George Tidmarsh, M.D., Ph.D.(1)	42,500	6,835	49,335
Jennifer Carver, BSN, MBA(2)	102,500	6,835	109,335
Jess Roper(3)	72,500	6,835	79,335
Lakhmir Chawla, M.D.(4)	15,000	—	15,000

____________

(1)
Dr. Tidmarsh earned $42,500 during 2022 paid in 2023 and earned $0 in 2023.
(2)
Ms. Carver earned $42,500 during 2022 paid in 2023 and earned $60,000 during 2023 paid in 2023.
(3)
Mr. Roper earned $42,500 during 2022 paid in 2023 and earned $30,000 during 2023 paid in 2023.
(4)
Dr. Chawla earned $15,000 during 2023 paid in 2023.
(5)
Dr. Tidmarsh, Mr. Roper and Ms. Carver were granted 211 stock options that vest and become exercisable on the grant date. Amounts shown in this column represent the aggregate grant date fair value of stock options granted during the year. The assumptions used in calculating the fair value of the stock options can be found under Note 11 to the audited Financial Statements appearing elsewhere in this Annual Report on Form 10-K. These amounts reflect the grant date fair value for these stock options and do not necessarily correspond to the actual value that will be realized by Dr. Tidmarsh, Mr. Roper and Ms. Carver.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table also sets forth information known to us regarding the beneficial ownership of our common stock as of March 18, 2024:

• each person who is, or is expected to be, the beneficial owner of more than 5% of the outstanding shares of our common stock;

• each of our current officers and directors; and

• all current executive officers and directors of the Company, as a group.

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

The beneficial ownership of our common stock is based on 1,632,935 shares of common stock issued and outstanding as of March 18, 2024.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

Name	Number of Shares Beneficially Owned	Beneficial Ownership (%)
Directors and Officers of Revelation(1):
James Rolke(2)	750	*
George F. Tidmarsh M.D., Ph.D.(3)	1,615	*
Jennifer Carver, BSN, MBA(4)	317	*
Jess Roper(5)	252	*
Lakhmir Chawla, M.D.	—	*
Chester S. Zygmont, III(6)	679	*
All Directors and Officers as a Group (Six Individuals)	3,613	*

____________

* Less than one percent.

(1)
Unless otherwise indicated, the business address of each of the individuals is c/o Revelation Biosciences, Inc., 4660 La Jolla Village Dr., Suite 100, San Diego, CA 92122.
(2)
Consists of (i) 675 shares of common stock held directly by Mr. Rolke, (ii) 3 shares of common stock held by Mr. Rolke’s spouse, (iii) 30 shares of common stock from Rollover RSU’s vesting and issuable within 60 days to Mr. Rolke, and (iv) 42 shares of common stock underlying Stock Options exercisable within 60 days by Mr. Rolke.
(3)
Consists of (i) 1,404 shares of common stock held by George Tidmarsh, Trustee George Francis Tidmarsh 2021 Irrevocable Trust, and (ii) 211 shares of common stock underlying Stock Options exercisable within 60 days by Dr. Tidmarsh.
(4)
Consists of (i) 106 shares of common stock held directly by Ms. Carver and (ii) 211 shares of common stock underlying Stock Options exercisable within 60 days by Ms. Carver.
(5)
Consists of (i) 41 shares of common stock held directly by Mr. Roper and (ii) 211 shares of common stock underlying Stock Options exercisable within 60 days by Mr. Roper.
(6)
Consists of (i) 450 shares of common stock held by The Zygmont Family Trust Dated October 25, 2016, (ii) 208 shares of common stock held by Czeslaw Capital Fund, LLC, (iii) 3 shares common stock held by Mr. Zygmont’s spouse, (iv) 9 shares of common stock from Rollover RSU’s vesting and issuable within 60 days to Mr. Zygmont, and (v) 9 shares of common stock underlying Stock Options exercisable within 60 days by Mr. Zygmont.

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

Item 14. Principal Accountant Fees and Services

Baker Tilly US, LLP acted as the Company’s independent registered public accounting firm for the years ended December 31, 2023 and 2022 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by Baker Tilly US, LLP for the years ended years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Audit Fees(a)	$209,889	$144,730
Tax Fees(b)	29,203	19,756
Other Fees(c)	82,944	126,016
Total	$322,036	$290,502

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

Pre-Approval Policies and Procedures

All audit-related services, tax services and other services rendered by Baker Tilly US, LLP were pre-approved by the Company’s Board of Directors. Commencing in 2020, the Audit Committee was charged with all pre-approval activities with respect to the Company’s independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for the Company by its independent registered public accounting firm. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy, and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

EXHIBIT	DESCRIPTION
2.1(3)	Agreement and Plan of Merger, dated as of August 29, 2021 by and among Petra Acquisition, Inc., Petra Acquisition Merger Inc., and Revelation Biosciences, Inc.
3.1(3)	Third Amended and Restated Certificate of Incorporation
3.2(14)	Amendment to the Third Amended and Restated Certificate of Incorporation dated January 30, 2023
3.3(9)	Amendment to the Third Amended and Restated Certificate of Incorporation dated January 22, 2024
3.4(3)	Second Amended and Restated Bylaws
3.5(8)	Amendment to the Second Amended and Restated Bylaws
4.1(3)	Specimen Common Stock Certificate
4.2(3)	Specimen Warrant Certificate for Public Warrants
4.3(2)	Warrant Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company
4.4(5)	Form of Unregistered Class A Common Stock Purchase Warrant dated January 25, 2022
4.5(5)	Form of Unregistered Class A Placement Agent Warrant dated January 25, 2022
4.6(6)	Form of Class B Common Stock Warrant dated July 28, 2022
4.7(6)	Form of Class B Placement Agent Common Stock Purchase Warrant dated July 28, 2022
4.8(6)	Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated July 28, 2022

4.9(7)	Form of Class C Common Stock Warrant dated February 13, 2023
4.11(7)	Form of Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated February 13, 2023
4.12(11)	Form of Class D Common Stock Warrant dated February 5, 2024
4.13(11)	Form of Class D Pre-Funded Warrant dated February 5, 2024
4.14(11)	Form of Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated February 5, 2024
4.15(10)	Description of Securities
10.1(1)	Form of Letter Agreement from each of the Registrant’s sponsor, initial stockholder, officers and directors.
10.2(2)	Registration Rights Agreement, dated October 7, 2020, between the Company and Investors.
10.3(2)	Subscription Agreement, dated October 7, 2020, between the Company and Petra Investment Holdings LLC
10.4(2)	Business Combination Marketing Agreement, dated October 7, 2020, by and among the Company, LifeSci Capital LLC, Ladenburg Thalmann & Co. Inc., Northland Securities, Inc., and Ingalls & Snyder LLC
10.5(2)	Escrow Agreement, dated October 7, 2020, by and among the Company, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholders.
10.6†(12)	Revelation Biosciences, Inc. 2021 Equity Incentive Plan, as amended
10.7†(3)	Executive Employment Agreement between Revelation Biosciences, Inc. and James Rolke, effective July 27, 2021
10.8†(3)	Executive Employment Agreement between Revelation Biosciences, Inc. and Chester S. Zygmont, III, effective July 27, 2021
10.9(3)	Revelation Common Stock Warrant Issued to National Securities Corporation
10.10(5)	Securities Purchase Agreement dated January 23, 2022 by and between the Company and Armistice Capital Master Fund Ltd.
10.11(5)	Registration Rights Agreement dated January 23, 2022 by and between the Company and Armistice Capital Master Fund Ltd.
10.12(6)	Form of Securities Purchase Agreement dated July 28, 2022
10.13(6)	Form of Placement Agency Agreement dated July 28, 2022
10.14(7)	Form of Securities Purchase Agreement dated February 9, 2023
10.15(7)	Form of Placement Agency Agreement Dated February 9, 2023
10.16(11)	Form of Securities Purchase Agreement dated February 1, 2024
10.17(11)	Form of Placement Agency Agreement dated February 1, 2024
14.1(13)	Code of Ethics
21.1(4)	List of Subsidiaries.
23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm of Revelation Biosciences, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Claw Back Policy
99.1(13)	Audit Committee Charter
99.2(13)	Compensation Committee Charter
99.3(13)	Nominating Committee Charter
101.INS*	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Scema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The annexes, schedules, and certain exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Revelation hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

(1)	Previously filed as an exhibit to Petra Acquisition Inc.’s Registration Statement on Form S-1, as amended (File No. 333-240175).

(2)	Previously filed as an exhibit to Petra Acquisition Inc.’s Current Report on Form 8-K filed on October 13, 2020.

(3)	Previously filed as an exhibit to Petra Acquisition Inc.’s Current Report on Form S-4 filed, as amended (File No. 333- 259638).

(4)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 14, 2022.

(5)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 27, 2022.

(6)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-268076).

(7)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on February 13, 2023.

(8)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on July 7, 2023.

(9)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 23, 2024.

(10)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-276232).

(11)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on February 8, 2024.

(12)	Previously filed Appendix A to Revelation Biosciences, Inc.’s definitive proxy statement filed on May 5, 2023

(13)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Annual Report on Form 10-K filed on March 30, 2023.

(14)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 31, 2023.

*	Filed herewith.

†	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: March 22, 2024	By:	/s/ James Rolke
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

Date: March 22, 2024	By:	/s/ James Rolke
Chief Executive Officer and Director

Date: March 22, 2024	By:	/s/ George Tidmarsh
Chairman and Director

Date: March 22, 2024	By:	/s/ Chester S. Zygmont, III
Chief Financial Officer and Principal Accounting Officer

Date: March 22, 2024	By:	/s/ Jennifer Carver
Director

Date: March 22, 2024	By:	/s/ Jess Roper
Director

Date: March 22, 2024	By:	/s/ Curt LaBelle
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REVELATION BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Revelation Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revelation Biosciences, Inc. (the Company) as of December 31, 2023, and 2022, the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and has no revenue sources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California

March 22, 2024

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REVELATION BIOSCIENCES, INC.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,991,701	$5,252,979
Deferred offering costs	71,133	87,171
Prepaid expenses and other current assets	84,691	73,132
Total current assets	12,147,525	5,413,282
Property and equipment, net	65,084	90,133
Total assets	$12,212,609	$5,503,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,359,898	$554,205
Accrued expenses	1,152,460	985,497
Deferred underwriting commissions	2,911,260	2,911,260
Warrant liability	141,276	—
Total current liabilities	5,564,894	4,450,962
Total liabilities	5,564,894	4,450,962
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Series A Preferred Stock, $0.001 par value; zero and one shares authorized, issued and outstanding at December 31, 2023 and December 31, 2022, respectively; liquidation preference of $0 and $5,000 at December 31, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2023 and December 31, 2022 and 264,537 and 77,375 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	265	77
Additional paid-in-capital	32,114,552	26,399,224
Accumulated deficit	(25,467,102)	(25,346,848)
Total stockholders’ equity	6,647,715	1,052,453
Total liabilities and stockholders’ equity	$12,212,609	$5,503,415

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$4,145,902	$5,377,400
General and administrative	4,510,762	5,487,111
Total operating expenses	8,656,664	10,864,511
Loss from operations	(8,656,664)	(10,864,511)
Other income (expense):
Change in fair value of warrant liability	8,328,937	—
Other income (expense)	207,473	34,962
Total other income (expense), net	8,536,410	34,962
Net loss	$(120,254)	$(10,829,549)

Net loss per share, basic and diluted	$(0.53)	$(149.20)
Weighted-average shares used to compute net loss per share, basic and diluted	228,641	72,585

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021 (as previously reported)	—	$—	282,039	$282	$14,417,547	$(14,517,299)	$(99,470)
Retrospective application of reverse recapitalization	—	—	(272,644)	(218)	218	—	—
Reverse stock split fractional stock round up	—	—	54,626	—	—	—	—
Balance at December 31, 2021	—	$—	64,021	$64	$14,417,765	$(14,517,299)	$(99,470)
Issuance of common stock in connection with the Business Combination, net	—	—	3,274	3	6,864,324	—	6,864,327
Issuance of common stock for fees in connection with the Business Combination	—	—	286	1	299	—	300
Proceeds from the PIPE Investment, net	—	—	1,232	1	7,262,218	—	7,262,219
Rollover Warrant exercise	—	—	2	—	5,074	—	5,074
Repurchase for the Forward Share Purchase Agreement exercise	—	—	(715)	(1)	(7,652,324)	—	(7,652,325)
Class A Pre-Funded Warrants exercise	—	—	1,232	1	12	—	13
Proceeds from the July 2022 Public Offering, net	—	—	7,937	7	4,451,041	—	4,451,048
RSU awards issued	—	—	106	1	(1)	—	—
Issuance of common stock for Accrued Expenses in connection with the Business Combination	—	—	—	—	749,700	—	749,700
Issuance of Series A Preferred Stock	1	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	301,116	—	301,116
Net loss	—	—	—	—	—	(10,829,549)	(10,829,549)
Balance at December 31, 2022	—	$—	77,375	$77	$26,399,224	$(25,346,848)	$1,052,453

Balance as of December 31, 2022 (as previously reported)	1	$—	682,882	$683	$26,398,618	$(25,346,848)	$1,052,453
Retrospective application of reverse recapitalization	—	—	(660,133)	(606)	606	—	—
Reverse stock split fractional stock round up	—	—	54,626	—	—	—	—
Balance at December 31, 2022	1	$—	77,375	$77	$26,399,224	$(25,346,848)	$1,052,453
Redemption of Series A Preferred Stock	(1)	—	—	—	—	—	—
Issuance of common stock from the February 2023 Public Offering	—	—	96,287	96	33,378	—	33,474
Class C Pre-Funded Warrants exercise	—	—	11,214	11	23	—	34
Alternative cashless exercise of Class C Common Stock Warrants	—	—	79,521	80	5,526,207	—	5,526,287
RSU awards issued	—	—	140	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	155,721	—	155,721
Net loss	—	—	—	—	—	(120,254)	(120,254)
Balance as of December 31, 2023	—	$—	264,537	$265	$32,114,552	$(25,467,102)	$6,647,715

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(120,254)	$(10,829,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	155,721	301,116
Depreciation expense	25,049	25,048
Non-cash lease expense	—	14,960
Change in fair value of warrant liability	(8,328,937)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,559)	569,044
Deferred offering costs	82,071	(61,154)
Accounts payable	749,660	(666,042)
Accrued expenses	161,963	(592,987)
Operating lease liability	—	(16,752)
Accrued interest on Promissory Notes Payable & Convertible Note	—	36,920
Net cash used in operating activities	(7,286,286)	(11,219,396)
Cash flows from financing activities:
Proceeds from the Convertible Note	—	2,500,000
Repayment of the Convertible Note	—	(2,500,000)
Proceeds from the Business Combination, net	—	11,923,499
Proceeds from the PIPE Investment, net	—	7,262,219
Proceeds from Rollover Warrant exercise	—	5,074
Repurchase for the Forward Share Purchase Agreement exercise	—	(7,652,325)
Repayments of Promissory Notes Payable, including interest	—	(796,882)
Proceeds from the July 2022 Public Offering, net	—	4,451,048
Redemption of Series A Preferred Stock	(5,000)	5,000
Proceeds from the February 2023 Public Offering, net	14,029,974	—
Proceeds from Pre-Funded Warrants exercise	34	13
Net cash provided by financing activities	14,025,008	15,197,646
Net increase in cash and cash equivalents	6,738,722	3,978,250
Cash and cash equivalents at beginning of period	5,252,979	1,274,729
Cash and cash equivalents at end of period	$11,991,701	$5,252,979

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$66,033	$26,017
Fair Value of Class C Common Stock Warrants in connection with the February 2023 Public Offering	$13,996,500	$—
Alternative cashless exercise of Class C Common Stock Warrants	$5,526,287	$—
Current liabilities assumed in the Business Combination	$—	$2,149,432
Deferred underwriting commissions assumed in the Business Combination	$—	$2,911,260
Equity Issuance for fees in connection with the Business Combination	$—	$300
Issuance of Class A Common Stock Warrants in connection with the PIPE Investment	$—	$3,634,262
Issuance of Class A Placement Agent Common Stock Warrants in connection with the PIPE Investment	$—	$508,797
Conversion of Accrued Expenses to Equity in connection with the Business Combination	$—	$749,700
Issuance of Class B Common Stock Warrants in connection with the July 2022 Public Offering	$—	$4,490,457
Issuance of Class B Placement Agent Common Stock Warrants in connection with the July 2022 Public Offering	$—	$310,137

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

Reverse Stock Splits

On January 22, 2024, the Company filed a Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation effecting a reverse stock split on January 25, 2024 with a ratio of 1-for-30 (the “2024 Reverse Split”). As a result of the 2024 Reverse Split, every 30 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were outstanding following the 2024 Reverse Split. Any holder who would have received a fractional share of common stock automatically received an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the 2024 Reverse Split, proportionate adjustments were made to all then-outstanding equity awards and warrants with respect to the number of shares of common stock subject to such award or warrant and the exercise price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans were proportionately adjusted for the 2024 Reverse Split ratio, such that fewer shares are subject to such plans. All share numbers included herein have been retroactively adjusted to reflect the 1-for-30 Reverse Split (see Note 10).

On January 30, 2023, the Company filed a Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation reflecting the change in authorized shares of common stock from 100,000,000 to 500,000,000 and effecting a reverse stock split on February 1, 2023 with a ratio of 1-for-35 (the “2023 Reverse Split”). As a result of the 2023 Reverse Split, every 35 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were outstanding following the 2023 Reverse Split. Any holder who would have received a fractional share of common stock automatically received an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the 2023 Reverse Split, proportionate adjustments were made to all then-outstanding equity awards and warrants with respect to the number of shares of common stock subject to such award or warrant and the exercise price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans were proportionately adjusted for the 2023 Reverse Split ratio, such that fewer shares are subject to such plans. All share numbers included herein have been retroactively adjusted to reflect the 1-for-35 Reverse Split (see Note 10).

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

As previously reported on August 8, 2023, the Company received a letter from Nasdaq notifying the Company of its noncompliance with Nasdaq Listing Rule 5550(a)(2) by failing to maintain a minimum bid price for its common stock of at least $1.00 per share for 30 consecutive business days. The Company had until February 5, 2024, to regain compliance by having a minimum closing bid price of at least $1.00 per share for at least 10 consecutive business days. On February 8, 2024 the Company received a formal notice from Nasdaq stating that the Company’s common stock will continue to be listed and traded on Nasdaq, due to the Company having regained compliance with the minimum bid price requirement, and all applicable listing standards.

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring losses since its inception, including a net loss of $0.1 million for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $25.5 million, a stockholders’ equity of $6.6 million and available cash and cash equivalents of $12.0 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for GEM-SSI, GEM-AKI, GEM-CKD or other product candidates, which the Company expects will not be for at least several years, if ever. Additionally, taking into consideration the net proceeds of approximately $5.4 million received in connection with the public offering completed in February of 2024, the Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that the Company’s audited financial statements for December 31, 2023 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The audited consolidated financial statements for December 31, 2023, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of the Company’s product candidates, GEM-SSI, GEM-AKI, GEM-CKD and other product candidates. Research and development costs are charged to expense as incurred. The Company records accrued expenses for estimated preclinical, clinical study and research expenses related to the services performed but not yet invoiced pursuant to contracts with research institutions, contract research organizations, and clinical manufacturing organizations that conduct and manage preclinical studies, clinical studies, research services, and development services on the Company’s behalf. Payments for these services are based on the terms of individual agreements and payment timing may differ significantly from the period in which the services were performed. Estimates are based on factors such as the work completed, including the level of patient enrollment. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and makes judgments and estimates in determining the accrued balance in each reporting period. The Company’s estimates of accrued expenses are based on the facts and circumstances known at the time. If the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. As actual costs become known, the Company adjusts accrued expenses. To date, the Company has not experienced significant changes in estimates of clinical study and development services accruals.

Patent Costs

Legal costs in connection with approved patents and patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are recorded in general and administrative expenses in the consolidated statements of operations.

Stock-based Compensation

The Company recognizes stock-based compensation expense related to stock options, third-party warrants, and Restricted Stock Unit (“RSU”) awards granted, based on the estimated fair value of the stock-based awards on the date of grant. The fair value of employee stock options and third-party warrants are generally determined using the Black-Scholes option-pricing model using various inputs, including estimates of historic volatility, term, risk-free rate, and future dividends. The grant date fair value of the stock-based awards, which have graded vesting, is recognized using the straight-line method over the requisite service period of each stock-based award, which is generally the vesting period of the respective stock-based awards. The Company recognizes forfeitures as they occur.

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

The Company accounts for its common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants as current liabilities if the warrant fails the equity classification criteria. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liabilities within the consolidated statements of operations.

The Company values its Class C Common Stock Warrants classified as liabilities using the Monte-Carlo simulation model.

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

As of December 31, 2023 and 2022, there were 38,959 and 22,025 potential shares of common stock, respectively, (see Note 10), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

The basic and diluted weighted-average shares used to compute net loss per share in the audited consolidated statements of operations includes the shares issued from the reverse stock split fractional share round up.

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

The Company has one operating segment. The Company’s chief operating decision maker manages the Company’s operations for the purposes of allocating resources and evaluating financial performance.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and does not believe any will have a material impact on the Company’s consolidated financial statements or related financial statement disclosures.

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid insurance costs	$55,215	$—
Other prepaid expenses & current assets	29,476	73,132
Total prepaid expenses & current assets	$84,691	$73,132

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Lab equipment	$131,963	$131,963
Total property and equipment, gross	131,963	131,963
Accumulated depreciation	(66,879)	(41,830)
Total property and equipment, net	$65,084	$90,133

Depreciation expense was $25,049 for the year ended December 31, 2023 and $25,048 for the year ended December 31, 2022.

Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2023	December 31, 2022
Accrued payroll and related expenses	$768,720	$618,014
Accrued clinical study expenses	10,268	175,061
Accrued professional fees	219,888	75,722
Accrued clinical development costs	153,584	111,700
Accrued other expenses	—	5,000
Total accrued expenses	$1,152,460	$985,497

Included in accrued other expenses as of December 31, 2022, was the $5,000 redemption price of the Series A Preferred Stock that automatically redeemed on January 30, 2023 upon the effectiveness of the Certificate of Amendment implementing the reverse stock split and an increase in the authorized shares of common stock of the Company (see Note 8).

4. Commitments and Contingencies

Lease Commitments

In February 2021, Revelation Sub entered into an agreement to lease 2,140 square feet of laboratory space located at 11011 Torreyana Road, Suite 102, San Diego, California (the “Lease”). In January 2023, the Company signed an amendment extending the Lease until December 31, 2023 (the “2023 Amended Lease”), with a base monthly rent equal to $9,630. The Company is required to maintain a security deposit of $5,564. The Lease contains customary default provisions, representations, warranties and covenants. In addition to rent, the Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises. The Company has applied the short-term lease exception as the amendment is less than twelve months. The Lease is classified as an operating lease.

Rent expense was $111,661 for the year ended December 31, 2023 and $66,645 for the year ended December 31, 2022, respectively.

There are no future minimum lease payments under the 2023 Amended Lease of the operating lease as of December 31, 2023.

Effective on January 1, 2024, Revelation Sub signed the 2024 Amended Lease (see Note 14).

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

On January 6, 2022, Old Revelation purchased 201 shares of Petra common stock with the proceeds from the Convertible Note. Repayment of the Convertible Note was made on January 6, 2022 in accordance with the exchange terms of the Convertible Note by which 201 shares of Petra common stock that had been purchased by Revelation Sub were transferred to AXA.

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

Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $5.3 million plus interest for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company has asserted that LifeSci Capital LLC is not entitled to the fee because it violated its responsibilities by misrepresenting to Petra the funds that would be available following the Business Combination, absent which Petra would not have entered into the Business Combination Agreement. This action remains pending as of the date of this report. $1.5 million of the claim relates to deferred underwriting commissions from the Petra initial public offering, which are recorded as a current liability in the financial statements as of December 31, 2023 under deferred underwriting commissions. On December 1, 2023 a Magistrate Judge issued a report recommending summary judgment in favor of LifeSci Capital LLC. On December 15, 2023, the Company filed objections to the Magistrate’s report asserting that the Magistrate Judge made factual determinations not appropriate for summary judgment and misapplied the law. The Magistrate’s report is a recommendation to the trial judge who is responsible for reviewing the case de novo. Other than the deferred underwriting commissions, no liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

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

5. PIPE Investment

On January 25, 2022, the Company closed a private placement of 1,232 shares of unregistered common stock, 1,232 unregistered pre-funded warrants to purchase common stock with an exercise price of $0.01050, which did not have an expiration (the “Class A Pre-Funded Warrants”), and 2,464 unregistered warrants to purchase common stock with an exercise price of $3,454.50 per share of common stock which expire on July 25, 2027 (the “Class A Common Stock Warrants”) at a combined purchase price of $3,150.00 per share of common stock or $3,149.98950 per Class A Pre-Funded Warrant and associated Class A Common Stock Warrants to an institutional investor (the “PIPE Investment”). Net proceeds to the Company were $7.3 million.

Roth Capital Partners, LLC (“Roth”) was engaged by the Company to act as its exclusive placement agent for the private placement. The Company paid Roth a cash fee equal to 6.0% of the gross proceeds received by the Company in the private placement, totaling $465,600 and issued warrants to purchase up to 345 shares of common stock with an exercise price of $3,454.50 which expire on July 25, 2027 (the “Class A Placement Agent Common Stock Warrants”). The Class A Placement Agent Common Stock Warrants have substantially the same terms as the Class A Common Stock Warrants.

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

On February 22, 2022, the Company received a notice of cash exercise for the total outstanding Class A Pre-Funded Warrants issued in connection with the PIPE Investment for 1,232 shares of common stock at a purchase price of $12.94. As of December 31, 2023 and December 31, 2022, there were no Class A Pre-Funded Warrants outstanding.

Using the Black-Scholes option pricing model, the Class A Common Stock Warrants were valued in the aggregate at $3.6 million and the Class A Placement Agent Common Stock Warrants were valued in the aggregate at $0.5 million. Both were included in the issuance costs of the private placement and treated as equity (see Note 12).

6. 2022 Public Offering

On July 28, 2022, the Company closed a public offering of 7,937 shares of its common stock and 8,333,334 warrants to purchase up to 7,937 shares of its common stock with an exercise price of $630.00 per share which expire on July 28, 2027 (the “Class B Common Stock Warrants”) at a combined offering price of $630.00 per share and associated warrant (the “July 2022 Public Offering”). Net proceeds to the Company from the offering were $4.5 million.

Roth was engaged by the Company to act as its exclusive placement agent for the July 2022 Public Offering. The Company paid Roth a cash fee equal to 7.0% of the gross proceeds received by the Company in the public offering, totaling $350,000 and issued warrants to purchase up to 556 shares of common stock with an exercise price of $787.50 per share which expire on July 25, 2027 (the “Class B Placement Agent Common Stock Warrants”).

The shares of common stock, the shares of common stock underlying the Class B Common Stock Warrants and the shares of common stock underlying the Class B Placement Agent Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-266108) and was declared effective by the SEC on July 25, 2022.

Using the Black-Scholes option pricing model, the Class B Common Stock Warrants were valued in the aggregate at $4.5 million and the Class B Placement Agent Common Stock Warrants were valued in the aggregate at $0.3 million. Both were included in the issuance costs of the July 2022 Public Offering and treated as equity (see Note 12).

7. 2023 Public Offering

On February 13, 2023, the Company closed a public offering of 96,287 shares of its common stock, 11,214 pre-funded warrants to purchase shares of common stock with an exercise price of $0.003 which did not have an expiration date (the “Class C Pre-Funded Warrants”) and 6,450,000 warrants to purchase up to 215,000 shares of common stock with an exercise price of $160.80 which expire on February 14, 2028 (the “Class C Common Stock Warrants”) at a combined offering price of $144.90 per share of common stock and two Class C Common Stock Warrants, or $144.8970 per Class C Pre-Funded Warrant and two Class C Common Stock Warrants (the “February 2023 Public Offering”). Net cash proceeds to the Company from the offering were $14.0 million.

Roth was engaged by the Company to act as its exclusive placement agent for the February 2023 Public Offering. The Company paid Roth a cash fee equal to 8.0% of the gross proceeds received by the Company in the public offering, totaling $1.2 million.

The shares of common stock, the shares of common stock underlying the Class C Pre-Funded Warrants and the shares of common stock underlying the Class C Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-268576) and was declared effective by the SEC on February 9, 2023.

Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 11,214 shares of common stock at a total purchase price of $33.64. As of December 31, 2023, there were no Class C Pre-Funded Warrants outstanding.

Using a Monte-Carlo simulation model, the Class C Common Stock Warrants were valued in the aggregate at $14.0 million and included in the issuance costs of the February 2023 Public Offering and treated as a liability (see Note 12).

From March 13, 2023 to December 31, 2023, the Company issued 79,521 shares of common stock in connection with notices of alternative cashless exercise for the Class C Common Stock Warrants issued in connection with the February 2023 Public Offering. As of December 31, 2023, there were 487,160 of Class C Common Stock Warrants outstanding to purchase up to 16,239 shares of common stock.

8. Preferred Stock

Revelation Authorized Preferred Stock

The Certificate of Amendment of the Company authorizes up to 5,000,000 shares of preferred stock, $0.001 par value per share, which may be issued as designated by the Board of Directors without stockholder approval. As of December 31, 2023 and as of the date of this Report, there were no shares of preferred stock issued and outstanding.

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

9. Units

In connection with Petra's IPO, in October of 2020, Petra issued unit's that consisted of one share of common stock and one warrant exercisable for 1/1,050 of a share of common stock with an exercise price of $12,075.00 per share which expire on January 10, 2027 (the “Public Warrants”), which traded on the Nasdaq Capital Market under the ticker symbol REVBU.

As disclosed in Note 1, on January 13, 2023, the Company’s units were mandatorily separated, ceased to exist and stopped trading on the Nasdaq Capital Market. At the time of separation there were 1,688,598 units separated, which represented 1,609 shares of common stock and 1,688,598 Public Warrants. No new shares of common stock or Public Warrants were issued in connection with the separation.

10. Common Stock

The Company is authorized under its articles of incorporation, as amended, to issue 500,000,000 shares of common stock, par value $0.001 per share.

Common Stock Issuance due to the Business Combination

On the Closing Date, the Company issued an aggregate of 64,021 shares of common stock in exchange for all outstanding Revelation Sub stock. Net proceeds from the Business Combination were $11.9 million, of which $7.7 million was escrowed pursuant to a forward share purchase agreement entered into by Petra and an institutional investor and $4.2 million was released to Revelation.

Common Stock Issuance during the year ended December 31, 2022

On January 23, 2022, the Company issued 1,232 shares of common stock in connection with the PIPE Investment. The Company received net proceeds of $7.3 million.

On January 31, 2022, the Company issued 286 shares of common stock as collateral to Loeb & Loeb, LLP as part of a payment deferral of legal fees in connection with the Business Combination.

On February 2, 2022, the Company issued 2 shares of common stock in connection with a notice of cash exercise for the Company’s Rollover Warrants with a total purchase price of $5,073.

On February 4, 2022, the Company cancelled 715 shares in connection with the exercise of the forward share purchase agreement and approximately $7.7 million that was in escrow was paid to an institutional investor.

On February 22, 2022, the Company issued 1,232 shares of common stock in connection with a notice of cash exercise for the Class A Pre-Funded Warrants issued in connection with the PIPE Investment with a total purchase price of $12.94.

On July 28, 2022, the Company issued 7,937 shares of its common stock in connection with the July 2022 Public Offering. The Company received net proceeds of $4.5 million.

On July 29, 2022, the Company issued 106 shares of common stock in connection with vested Rollover RSU awards.

Common Stock Issuance during the year ended December 31, 2023

On February 13, 2023, the Company issued 96,287 shares of its common stock in connection with the February 2023 Public Offering. The Company received net cash proceeds of $14.0 million.

On February 14, 2023, the Company issued 1,100 shares of common stock in connection with a notice of cash exercise for Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering with a total purchase price of $3.30.

On March 2, 2023, the Company issued 5,334 shares of common stock in connection with a notice of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering with a total purchase price of $16.00.

From March 13, 2023 to March 31, 2023, the Company issued 32,190 shares of common stock in connection with notices of alternative cashless exercise for the Class C Common Stock Warrants issued in connection with the February 2023 Public Offering.

From April 1, 2023 to June 30, 2023, the Company issued 47,331 shares of common stock in connection with notices of alternative cashless exercise for the Class C Common Stock Warrants issued in connection with the February 2023 Public Offering.

On April 6, 2023, the Company received a notice of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 4,780 shares of common stock at purchase price of $14.34.

On April 18, 2023, the Company issued 140 shares of common stock in connection with vested Rollover RSU awards.

As of December 31, 2023 and December 31, 2022, 264,537 and 77,375 shares of common stock were issued and outstanding, respectively. As of December 31, 2023, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	December 31, 2023	December 31, 2022
Public Warrants (exercise price of $12,075.00 per share)	10,012	10,012
Class A Common Stock Warrants (exercise price of $3,454.50 per share)	2,464	2,464
Class A Placement Agent Common Stock Warrants (exercise price of $3,454.50 per share)	345	345
Class B Common Stock Warrants (exercise price of $630.00 per share)	7,937	7,937
Class B Placement Agent Common Stock Warrants (exercise price of $787.50 per share)	556	556
Class C Common Stock Warrants (exercise price of $160.80 per share)	16,239	—
Rollover Warrants (exercise price of $2,816.92 per share)	155	155
Rollover RSU awards outstanding	94	243
Stock options outstanding	1,157	313
Shares reserved for issuance	38,959	22,025
Shares available for future stock grants under the 2021 Equity Incentive Plan	20,466	1,957
Total common stock reserved for issuance	59,425	23,982

11. Stock-Based Compensation

2021 Equity Incentive Plan

In January 2022, in connection with the Business Combination, the Board of Directors and the Company’s stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and reserved 1,232 authorized shares of common stock for issuance under the plan. The 2021 Plan is administered by the Board of Directors. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest over one to four years. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased each January 1, and began on January 1, 2022, by 10% of the aggregate number of outstanding shares of our common stock from the first day of the preceding calendar year to the first day of the current calendar year or such lesser number as determined by our board of directors. On July 14, 2023 at the Company’s 2023 Annual Meeting of Stockholders, an amendment to the 2021 Equity Incentive Plan to increase the number of shares reserved under the Plan to 21,623 was approved.

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

As of December 31, 2023, there were 20,466 shares available for future grants under the 2021 Plan.

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

The Rollover RSU awards have time-based and milestone-based vesting conditions. Under time-based vesting conditions, the Rollover RSU awards vest quarterly over one-year for grants to the Board of Directors and quarterly over four years or 25% on the one-year anniversary and the remainder vesting monthly thereafter for grants to officers, employees and consultants. The milestone-based vesting conditions vested on the Closing Date of the Business Combination.

As of December 31, 2023 and December 31, 2022, the Company has a total of 94 and 234 Rollover RSU awards for shares of common stock outstanding, respectively. As of December 31, 2023, 51 Rollover RSU awards have fully vested but are unissued and no Rollover RSU awards have been forfeited. As of December 31, 2023, 94 Rollover RSU awards will vest and be issued over the next 1.1 years. Each Rollover RSU award converts to one share of common stock.

Stock Options

The Company has granted stock options which (i) vest fully on the date of grant; (ii) vest 25% on the one-year anniversary of the grant date or the employees hiring date, with the remainder vesting quarterly thereafter; or (iii) vest quarterly over one-year, for grants to Board of Directors, officers and employees. Stock options have a maximum term of 3 or 10 years.

The activity related to stock options, during the year ended December 31, 2023 is summarized as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	313	$957.30
Granted	844	35.70
Exercised	—	—
Expired and forfeited	—	—
Outstanding at December 31, 2023	1,157	$285.47	7.9
Exercisable at December 31, 2023	1,082	$203.36	7.9

For the year ended December 31, 2023, the weighted-average Black-Scholes value per stock option was $314.03. The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Stock-Based Compensation Expense

For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense for the period indicated as follows:

	Year Ended December 31,
	2023	2022
General and administrative:
RSU awards	$89,533	$130,689
Stock Options	56,204	44,000
General and administrative stock-based compensation expense	145,737	174,689
Research and development:
RSU awards	7,592	41,506
Stock Options	2,392	84,921
Research and development stock-based compensation expense	9,984	126,427
Total stock-based compensation expense	$155,721	$301,116

As of December 31, 2023, there was $106,903 and $67,377 of unrecognized stock-based compensation expense related to Rollover RSU awards and stock options, respectively. The unrecognized stock-based compensation expense is expected to be recognized over a period of 1.1 years and 2.2 years for Rollover RSU’s and stock options, respectively.

12. Warrants

Public Warrants

In connection with Petra's IPO, Petra issued and has outstanding 10,511,597 Public Warrants to purchase an aggregate of 10,012 shares of common stock with an exercise price of $12,075.00 per share which expire on January 10, 2027. The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol REVBW.

The Company may redeem the Public Warrants at a price of $0.01 per Public Warrant upon not less than 30 days’ prior written notice of redemption if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18,900.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the Public Warrant holders; and if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Rollover Warrants

Prior to the Merger, Revelation Sub issued warrants to a placement agent to purchase up to 157 shares of common stock with an exercise price of $2,816.92 per share which expire on January 31, 2027, valued on the issuance date in the aggregate at $326,675. At the Closing Date of the Business Combination, all warrant holders received a Rollover Warrant, which was exercisable in accordance with its original issuance.

On February 2, 2022, the Company received a notice of cash exercise for the Company’s Rollover Warrants for 2 shares of common stock at a purchase price of $5,073. As of December 30, 2023, there were 155 Rollover Warrants remaining to be exercised or exchanged.

The fair value of the Rollover Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	115%
Expected term (years)	6
Risk-free interest rate	0.85%
Expected dividend yield	0.0%

Class A Pre-Funded Warrants

In connection with the PIPE Investment, the Company issued pre-funded warrants to an institutional investor to purchase up to 1,232 shares of common stock at an exercise price of $0.0105 per share.

On February 22, 2022, the Company received a notice of cash exercise for the Class A Pre-Funded Warrants issued in connection with the PIPE Investment for 1,232 shares of common stock at purchase price of $12.94. As of December 31, 2023, there were no Class A Pre-Funded Warrants outstanding.

Class A Common Stock Warrants

In connection with the PIPE Investment, the Company issued warrants to an institutional investor to purchase up to 2,464 shares of common stock at an exercise price of $3,454.50 per share, valued on the PIPE Investment purchase date in the aggregate at $3.6 million and included in the issuance costs of the PIPE Investment. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class A Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

Class A Placement Agent Common Stock Warrants

In connection with the PIPE Investment, the Company issued warrants to Roth to purchase an aggregate of 345 shares of common stock at an exercise price of $3,454.50 per share, valued on the PIPE Investment purchase date in the aggregate at $0.5 million and included in the issuance costs of the PIPE Investment. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class A Placement Agent Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

Class B Common Stock Warrants

In connection with the July 2022 Public Offering, the Company issued and has outstanding 8,333,334 warrants to purchase an aggregate of 7,937 shares of common stock at an exercise price of $630.00 per share, valued on the public offering purchase date in the aggregate at $4.5 million and included in the issuance costs of the public offering. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 28, 2027.

The fair value of the Class B Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

Class B Placement Agent Common Stock Warrants

In connection with the July 2022 Public Offering, the Company issued warrants to the Placement Agent to purchase up to 556 shares of common stock at an exercise price of $787.50 per share, valued on the public offering purchase date in the aggregate at $0.3 million and included in the issuance costs of the public offering. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class B Placement Agent Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

Class C Pre-Funded Warrants

In connection with the February 2023 Public Offering, the Company issued pre-funded warrants to purchase up to 11,214 shares of common stock at an exercise price of $0.003 per share. Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 336,400 shares of common stock at a total purchase price of $33.64. As of December 31, 2023, there were no Class C Pre-Funded Warrants outstanding.

Class C Common Stock Warrants

In connection with the February 2023 Public Offering, the Company issued 6,450,000 warrants to purchase up to 215,000 shares of common stock at an exercise price of $160.80 per share, valued on the public offering purchase date in the aggregate at $13,996,500 and included in the issuance costs of the public offering. The warrants were exercisable immediately upon issuance, provide for a cash, cashless exercise right or an alternative cashless exercise right for 0.4 shares of common stock per Class C Common Stock Warrant and expire on February 14, 2028.

The Company accounted for the Class C Common Stock Warrants as current liabilities based upon the guidance of ASC 480 and ASC 815. The Company evaluated the Class C Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”) and concluded that they do not meet the criteria to be classified in stockholders’ equity.

The Company concluded that the multiplier of 0.4 shares of common stock per Class C Common Stock Warrant used in the alternative cashless exercise precludes the Class C Common Stock Warrants from being considered indexed to the Company’s stock. The Company recorded the Class C Common Stock Warrants as current liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other income (expense) in the consolidated statements of operations.

At the date of issuance, the Company valued the Class C Common Stock Warrants using a Monte-Carlo simulation model with a fair value of $14.0 million.

As of December 31, 2023, the Company received notices of alternative cashless exercises for 5,962,840 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 79,521 shares of common stock.

As of December 31, 2023, the Company re-valued 487,160 outstanding Class C Common Stock Warrants to purchase up to 16,239 shares of common stock using a Monte-Carlo simulation model with a fair value of $0.1 million. For the year ended December 31, 2023, the gain of $8.3 million, respectively, resulting from the change in the fair value of the liability for the unexercised warrants was recorded as a change in fair value of the warrant liability in the accompanying consolidated statements of operations for the year ended December 31, 2023.

13. Income Taxes

The Company did not record a provision for income taxes for the years ended December 31, 2023 and December 31, 2022 due to a full valuation allowance against its deferred tax assets.

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2023	2022

Federal tax statutory rate	21.0%	21.0%
State tax, net of federal benefit	7.2	7.2
Non-taxable change in fair value of warrant liability	1,953.2	—
Research and development credits	37.8	0.6
Change in valuation allowance	(2,019.2)	(28.8)
Effective tax rate	— %	— %

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2023	2022
Net operating loss carryforwards	$7,281,811	$5,511,086
Research and development credits	370,145	324,661
Capitalized research and development costs	1,716,037	1,429,419
Capitalized start-up costs	799,367	860,853
Other, net	336,564	373,964
Total gross deferred tax assets	10,503,924	8,499,983
Valuation allowance	(10,503,924)	(8,499,983)
Net deferred tax assets	$—	$—

As of December 31, 2023 and 2022, a full valuation allowance of $10,503,924 and $8,499,983, respectively, was established against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $2,003,941 and $4,012,802 in 2023 and 2022, respectively, due to the increase in the deferred tax assets by the same amount; primarily due to net operating loss carryforwards and the mandatory capitalization of qualified research and development expenses in 2023.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $23,777,049 and $33,468,573, respectively. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $18,224,037 and $24,505,008, respectively. Federal net operating losses carryforward indefinitely. State net operating loss carryforwards will begin to expire in 2026.

The Company had estimated federal research and development credit carryforwards of $93,915 as of December 31, 2023 and 2022. The federal research tax credit carryforwards will begin to expire in 2040. The Company had estimated state research and development credit carryforwards of $349,658 and $292,083 as of December 31, 2023 and 2022, respectively. The California state credits carryforward indefinitely.

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

No liability is recorded on the financial statements related to uncertain tax positions. There are no unrecognized tax benefits as of December 31, 2023 and 2022. The Company does not expect that uncertain tax benefits will materially change in the next 12 months.

The Company’s policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax returns since inception are subject to examination by the U.S. and various state tax authorities. The Company is not currently undergoing a tax audit in any federal or state jurisdiction.

14. Subsequent Events

Third Amendment to Lease

In February 2024, Revelation Sub amended the 2023 Amended Lease (the “2024 Amended Lease”) to expire on November 30, 2024, equal to an additional 11 calendar months with a base monthly rent equal to $5,350. Effective on January 1, 2024, Revelation Sub signed the 2024 Amended Lease. The Company will pay $58,850 of rent expense over the life of the 2024 Amended Lease.

Class C Common Stock Warrant Exercise

As of March 20 2023, the Company received notices for 254,800 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 3,398 shares of common stock. As of March 18, 2024, there are 232,360 Class C Common Stock Warrants outstanding to purchase 7,746 shares of common stock.

February 2024 Public Offering

On February 5, 2024, the Company closed a public offering of (i) an aggregate of 128,470 shares of its common stock, par value $0.001 per share and pre-funded warrants to purchase up to an aggregate of 1,236,530 shares of common stock which did not have an expiration date (the “Class D Pre-Funded Warrants”) and (ii) 2,730,000 warrants to purchase shares of common stock which expire February 5, 2029 (“Class D Common Stock Purchase Warrants”) at a combined offering price of $4.53 per share of common stock and two Class D Common Stock Warrants, or $4.5299 per Class D Pre-Funded Warrant and two Class D Common Stock Warrants, resulting in gross proceeds of approximately $6.2 million (the “February 2024 Public Offering”). As of December 31, 2023, the Company recorded $71,133 of deferred offering costs. The Class D Pre-Funded Warrants do not expire and have an exercise price of $0.0001 per share. The Class D Common Stock Warrants will have an exercise price of $4.53 per share, are exercisable upon issuance, and will expire five years following the date of issuance. The net proceeds to the Company from the offering were approximately $5.4 million, after deducting the placement agent’s fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from this offering to further the development of GEM-SSI, GEM-AKI and GEM-CKD including the (i) to conduct, a combined Phase 1a clinical study for GEM-SSI and GEM-AKI, (ii) to conduct, a Phase 1b clinical study for GEM-SSI for the prevention of surgical site infection in colorectal surgery, (iii) to conduct, a Phase 1b clinical study for GEM-AKI for the prevention and treatment of AKI due to cardiac surgery, (iv) necessary preclinical work for GEM-CKD, (v) continue to develop other products and therapies, and (vi) fund working capital and general corporate purposes using any remaining amounts. A registration statement on Form S-1, and subsequently amended (File No. 333-276232) relating to these securities has been filed with the SEC and was declared effective by the SEC on January 31, 2024.

Roth Capital Partners, LLC (the “Placement Agent’) was engaged by the Company to act as its exclusive placement agent for the public offering. The Company agreed to pay the Placement Agent a cash fee equal to 8.0% of the gross proceeds received by the Company in the public offering, totaling approximately $0.4 million.

As part of the February 2024 Public Offering, the exercise price of the Class C Common Stock Warrants issued in the February 2023 Public Offering was reset to $4.53.

Regaining NASDAQ Compliance

As previously reported on August 8, 2023, the Company received a letter from Nasdaq notifying the Company of its noncompliance with Nasdaq Listing Rule 5550(a)(2) by failing to maintain a minimum bid price for its common stock of at least $1.00 per share for 30 consecutive business days. The Company had until February 5, 2024, to regain compliance by having a minimum closing bid price of at least $1.00 per share for at least 10 consecutive business days. On February 8, 2024 the Company received a formal notice from Nasdaq stating that the Company’s common stock will continue to be listed and traded on Nasdaq, due to the Company having regained compliance with the minimum bid price requirement, and all applicable listing standards.

Class D Pre-Funded Warrant Exercises

As of March 18, 2024, the Company received notices of cash exercises for the Class D Pre-Funded Warrants issued in connection with the February 2024 Public Offering for 1,236,530 shares of common stock at purchase price of $0.0001. As of March 18, 2024, there are no Class D Pre-Funded Warrants outstanding.