Form 10-Q
period 2024-03-31
REVELATION BIOSCIENCES, INC.
filed 2024-05-10
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 1,632,935 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$14,551,740	$11,991,701
Deferred offering costs	—	71,133
Prepaid expenses and other current assets	71,876	84,691
Total current assets	14,623,616	12,147,525
Property and equipment, net	77,994	65,084
Total assets	$14,701,610	$12,212,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,681,665	$1,359,898
Accrued expenses	620,280	1,152,460
Deferred underwriting commissions	2,911,260	2,911,260
Warrant liability	15,260	141,276
Total current liabilities	5,228,465	5,564,894
Total liabilities	5,228,465	5,564,894
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Common Stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023 and 1,632,935 and 264,537 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,633	265
Additional paid-in-capital	37,620,047	32,114,552
Accumulated deficit	(28,148,535)	(25,467,102)
Total stockholders’ equity	9,473,145	6,647,715
Total liabilities and stockholders’ equity	$14,701,610	$12,212,609

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$717,582	$525,273
General and administrative	1,184,556	1,094,574
Total operating expenses	1,902,138	1,619,847
Loss from operations	(1,902,138)	(1,619,847)
Other (expense) income:
Change in fair value of warrant liability	68,427	7,744,935
Other (expense) income, net	(847,722)	34,107
Total other (expense) income, net	(779,295)	7,779,042
Net (loss) earnings	$(2,681,433)	$6,159,195

Net (loss) earnings per share, basic	$(2.46)	$45.52
Weighted-average shares used to compute net (loss) earnings per share, basic	1,089,833	135,305

Net (loss) earnings per share, diluted	$(2.46)	$37.07
Weighted-average shares used to compute net (loss) earnings per share, diluted	1,089,833	166,144

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	1	$—	77,375	$77	$26,399,224	$(25,346,848)	$1,052,453
Redemption of Series A Preferred Stock	(1)	—	—	—	—	—	—
Issuance of common stock from the February 2023 Public Offering	—	—	96,287	96	33,378	—	33,474
Class C Pre-Funded Warrants exercise	—	—	6,434	7	12	—	19
Alternative cashless exercise of Class C Common Stock Warrants	—	—	32,190	32	2,740,378	—	2,740,410
Stock-based compensation expense	—	—	—	—	32,095	—	32,095
Net income	—	—	—	—	—	6,159,195	6,159,195
Balance as of March 31, 2023	—	$—	212,286	$212	$29,205,087	$(19,187,653)	$10,017,646

Balance at December 31, 2023	—	$—	264,537	$265	$32,114,552	$(25,467,102)	$6,647,715
Issuance of common stock from the February 2024 Public Offering	—	—	128,470	128	5,416,925	—	5,417,053
Class D Pre-Funded Warrants exercise	—	—	1,236,530	1,237	(1,110)	—	127
Alternative cashless exercise of Class C Common Stock Warrants	—	—	3,398	3	57,586	—	57,589
Stock-based compensation expense	—	—	—	—	32,094	—	32,094
Net loss	—	—	—	—	—	(2,681,433)	(2,681,433)
Balance as of March 31, 2024	—	$—	1,632,935	$1,633	$37,620,047	$(28,148,535)	$9,473,145

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2,681,433)	6,159,195
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	32,094	32,095
Depreciation expense	6,262	6,263
Change in fair value of warrant liability	(68,427)	(7,744,935)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,815	(259,255)
Deferred offering costs	71,133	61,154
Accounts payable	321,767	168,801
Accrued expenses	(532,180)	1,528
Net cash used in operating activities	(2,837,969)	(1,575,154)
Cash flows from investing activities:
Purchase of property and equipment	(19,172)	—
Net cash used in investing activities	(19,172)	—
Cash flows from financing activities:
Proceeds from the February 2024 Public Offering, net	5,417,053	—
Proceeds from Class D Pre-Funded Warrants exercise	127	—
Redemption of Series A Preferred Stock	—	(5,000)
Proceeds from the February 2023 Public Offering, net	—	14,029,974
Proceeds from Class C Pre-Funded Warrants exercise	—	19
Net cash provided by financing activities	5,417,180	14,024,993
Net increase in cash and cash equivalents	2,560,039	12,449,839
Cash and cash equivalents at beginning of period	11,991,701	5,252,979
Cash and cash equivalents at end of period	$14,551,740	$17,702,818

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Class D Common Stock Warrants in connection with the February 2024 Public Offering	$6,269,684	$—
Fair Value of Class C Common Stock Warrants in connection with the February 2023 Public Offering	$—	$13,996,500
Alternative cashless exercise of Class C Common Stock Warrants	$57,589	$2,740,410

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

The Company’s common stock and warrants are listed on the Nasdaq Capital Market under the symbols “REVB” and “REVBW”, respectively.

Reverse Stock Split

On January 25, 2024, the Company effected the approved 1-for-30 reverse stock split of our shares of common stock. Unless specifically provided otherwise herein, the share and per share information that follows in this Quarterly Report, reflects the effect of the reverse stock split.

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring losses since its inception, including a net loss of $2.7 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had an accumulated deficit of $28.1 million, a stockholders’ equity of $9.5 million and available cash and cash equivalents of $14.6 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for GEM-AKI, GEM-CKD, GEM-SSI or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that the Company’s unaudited financial statements for March 31, 2024 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited consolidated financial statements for March 31, 2024, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2023 and for the year ended December 31, 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the consolidated financial statements related to the three months ended March 31, 2024 are unaudited. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023 included on Form 10-K, as filed with the SEC on March 22, 2024. The accompanying consolidated balance sheet as of December 31, 2023 has been derived from the audited balance sheet at December 31, 2023 contained in the above referenced Form 10-K.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years. Maintenance and repairs are charged to operating expense as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in other (expense) income.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of the Company’s product candidates, GEM-AKI, GEM-CKD, GEM-SSI and other product candidates. Research and development costs are charged to expense as incurred. The Company records accrued expenses for estimated preclinical, clinical study and research expenses related to the services performed but not yet invoiced pursuant to contracts with research institutions, contract research organizations, and clinical manufacturing organizations that conduct and manage preclinical studies, clinical studies, research services, and development services on the Company’s behalf. Payments for these services are based on the terms of individual agreements and payment timing may differ significantly from the period in which the services were performed. Estimates are based on factors such as the work completed, including the level of patient enrollment. The Company monitors patient enrollment levels and related activity to the extent reasonably possible and makes judgments and estimates in determining the accrued balance in each reporting period. The Company’s estimates of accrued expenses are based on the facts and circumstances known at the time. If the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from estimates. As actual costs become known, the Company adjusts accrued expenses. To date, the Company has not experienced significant changes in estimates of clinical study and development services accruals.

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

The Company has determined that the measurement of the fair value of the Class C Common Stock Warrants (as defined in Note 5) is a Level 3 fair value measurement and uses the Monte-Carlo simulation model for valuation (see Note 10).

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

As of March 31, 2024, there were 30,466 potential shares of common stock, respectively, (see Note 8), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

For the three months ended March 31, 2023, there were 30,839 million potential common shares that were included in the calculation of diluted net earnings per share, which consists of: (i) 28,099 shares of common stock issuable upon the alternative cashless exercise of the Class C Common Stock Warrants; (ii) 2,496 Class C Pre-Funded Warrants; and (iii) 244 Rollover RSU awards.

For the three months ended March 31, 2023, the basic and diluted weighted-average shares used to compute net earnings per share in the unaudited consolidated statements of operations includes the shares issued from the reverse stock split fractional share round up.

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

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid insurance costs	$3,900	$55,215
Other prepaid expenses & current assets	67,976	29,476
Total prepaid expenses & current assets	$71,876	$84,691

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Lab equipment	$151,135	$131,963
Total property and equipment, gross	151,135	131,963
Accumulated depreciation	(73,141)	(66,879)
Total property and equipment, net	$77,994	$65,084

Depreciation expense was $6,262 for the three months ended March 31, 2024 and $6,263 for the three months ended March 31, 2023.

Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2024	December 31, 2023
Accrued payroll and related expenses	$242,841	$768,720
Accrued clinical study expenses	56,414	10,268
Accrued professional fees	225,137	219,888
Accrued clinical development costs	95,888	153,584
Total accrued expenses	$620,280	$1,152,460

4. Commitments and Contingencies

Lease Commitments

The Company leases 2,140 square feet of laboratory space located at 11011 Torreyana Road, Suite 102, San Diego, California (the “Lease”). In January 2024, the Company signed an amendment extending the Lease until November 30, 2024, with a base monthly rent equal to $5,350. The Company is required to maintain a security deposit of $5,564. The Lease contains customary default provisions, representations, warranties and covenants. In addition to rent, the Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises. The Company has applied the short-term lease exception as the amendment is less than twelve months. The Lease is classified as an operating lease.

Rent expense was $16,050 for the three months ended March 31, 2024 and $24,991 for the three months ended March 31, 2023, respectively.

Future minimum lease payments under the operating lease as of March 31, 2024 is $42,800.

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

Legal Proceedings

On February 18, 2022, LifeSci Capital LLC filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $5.3 million plus interest for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the Business Combination and the Company has asserted that LifeSci Capital LLC is not entitled to the fee because it violated its responsibilities by misrepresenting to Petra the funds that would be available following the Business Combination, absent which Petra would not have entered into the Business Combination Agreement. This action remains pending as of the date of this report. $1.5 million of the claim relates to deferred underwriting commissions from the Petra initial public offering, which are recorded as a current liability in the financial statements as of March 31, 2024 under deferred underwriting commissions. On December 1, 2023 a Magistrate Judge issued a report recommending summary judgment in favor of LifeSci Capital LLC. On December 15, 2023, the Company filed objections to the Magistrate’s report asserting that the Magistrate Judge made factual determinations not appropriate for summary judgment and misapplied the law. The Magistrate’s report is a recommendation to the trial judge who is responsible for reviewing the case de novo. Other than the deferred underwriting commissions, no liabilities are reflected in the financial statements as the amount of any additional liability cannot be determined at this time.

5. 2023 Public Offering

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

Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 11,214 shares of common stock at a total purchase price of $33.64. As of March 31, 2024, there were no Class C Pre-Funded Warrants outstanding.

Using a Monte-Carlo simulation model, the Class C Common Stock Warrants were valued in the aggregate at $14.0 million and included in the issuance costs of the February 2023 Public Offering and treated as a liability (see Note 10).

From March 13, 2023 to March 31, 2024, the Company received notices of alternative cashless exercises for 6,217,640 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 82,919 shares of common stock. As of March 31, 2024, there were 232,360 of Class C Common Stock Warrants outstanding to purchase up to 7,746 shares of common stock.

As part of the February 2024 Public Offering, the exercise price of the Class C Common Stock Warrants issued in the February 2023 Public Offering was reset from $160.80 to $4.53.

6. 2024 Public Offering

On February 5, 2024, the Company closed a public offering of 128,470 shares of its common stock, 1,236,530 pre-funded warrants to purchase shares of common stock with an exercise price of $0.0001 which did not have an expiration date (the “Class D Pre-Funded Warrants”) and 2,730,000 warrants to purchase up to 2,730,000 shares of common stock with an exercise price of $4.53 which expire on February 5, 2029 (the “Class D Common Stock Warrants”) at a combined offering price of $4.53 per share of common stock and two Class D Common Stock Warrants, or $4.5299 per Class C Pre-Funded Warrant and two Class D Common Stock Warrants (the “February 2024 Public Offering”). Net cash proceeds to the Company from the offering were $5.4 million.

Roth was engaged by the Company to act as its exclusive placement agent for the February 2024 Public Offering. The Company paid Roth a cash fee equal to 8.0% of the gross proceeds received by the Company in the public offering, totaling $0.5 million.

The shares of common stock, the shares of common stock underlying the Class D Pre-Funded Warrants and the shares of common stock underlying the Class D Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-276232) and was declared effective by the SEC on January 31, 2024.

Between February 5, 2024 and February 13, 2024, the Company received notices of cash exercise for the Class D Pre-Funded Warrants issued in connection with the February 2024 Public Offering for 1,236,530 shares of common stock at a total purchase price of $123.65. As of March 31, 2024, there were no Class D Pre-Funded Warrants outstanding.

Using the Black-Scholes option pricing model, the Class D Common Stock Warrants were valued in the aggregate at $6.3 million and was included in the issuance costs of the February 2024 Public Offering and treated as equity (see Note 10).

7. Preferred Stock

Revelation Authorized Preferred Stock

The Certificate of Amendment of the Company authorizes up to 5,000,000 shares of preferred stock, which may be issued as designated by the Board of Directors without stockholder approval. As of March 31, 2024 and as of the date of this Report, there were no shares of preferred stock issued and outstanding.

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

8. Common Stock

The Company is authorized under its articles of incorporation, as amended, to issue 500,000,000 shares of common stock, par value $0.001 per share.

Common Stock Issuance during the year ended December 31, 2023

On February 13, 2023, the Company issued 96,287 shares of its common stock in connection with the February 2023 Public Offering. The Company received net cash proceeds of $14.0 million.

From February 14, 2023 to April 6, 2023, the Company issued 11,214 shares of common stock in connection with notices of cash exercise for Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering with a total purchase price of $33.64.

From March 13, 2023 to June 30, 2023, the Company issued 79,521 shares of common stock in connection with notices of alternative cashless exercise for the Class C Common Stock Warrants issued in connection with the February 2023 Public Offering.

On April 18, 2023, the Company issued 140 shares of common stock in connection with vested Rollover RSU awards.

Common Stock Issuance during the three months ended March 31, 2024

On January 29, 2024, the Company issued 3,398 shares of common stock in connection with notices of alternative cashless exercise for the Class C Common Stock Warrants issued in connection with the February 2023 Public Offering.

On January 5, 2024, the Company issued 128,470 shares of its common stock in connection with the February 2024 Public Offering. The Company received net cash proceeds of $5.4 million.

Between February 5, 2024 and February 13, 2024, the Company issued 1,236,530 shares of common stock in connection with notices of cash exercise for Class D Pre-Funded Warrants issued in connection with the February 2024 Public Offering with a total purchase price of $123.65.

As of March 31, 2024 and December 31, 2023, 1,632,935 and 264,537 shares of common stock were issued and outstanding, respectively. As of March 31, 2024, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	March 31, 2024	March 31, 2023
Public Warrants (exercise price of $12,075.00 per share)	10,012	10,012
Class A Common Stock Warrants (exercise price of $3,454.50 per share)	2,464	2,464
Class A Placement Agent Common Stock Warrants (exercise price of $3,454.50 per share)	345	345
Class B Common Stock Warrants (exercise price of $630.00 per share)	7,937	7,937
Class B Placement Agent Common Stock Warrants (exercise price of $787.50 per share)	556	556
Class C Pre-Funded Warrants (exercise price of $0.0030 per share)	—	4,780
Class C Common Stock Warrants (exercise price of $160.80 per share)	7,746	134,516
Rollover Warrants (exercise price of $2,816.92 per share)	155	155
Rollover RSU awards outstanding	94	244
Stock options outstanding	1,157	321
Shares reserved for issuance	30,466	161,330
Shares available for future stock grants under the 2021 Equity Incentive Plan	20,466	1,957
Total common stock reserved for issuance	50,932	163,287

9. Stock-Based Compensation

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

As of March 31, 2024, there were 20,466 shares available for future grants under the 2021 Plan.

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

As of March 31, 2024 and December 31, 2023, the Company has a total of 94 Rollover RSU awards for shares of common stock outstanding, respectively. As of March 31, 2024, 61 Rollover RSU awards have fully vested but are unissued and no Rollover RSU awards have been forfeited. As of March 31, 2024, 94 Rollover RSU awards will vest and be issued over the next 0.9 years. Each Rollover RSU award converts to one share of common stock.

Stock Options

The Company has granted stock options which (i) vest fully on the date of grant; (ii) vest 25% on the one-year anniversary of the grant date or the employees hiring date, with the remainder vesting quarterly thereafter; or (iii) vest quarterly over one-year, for grants to Board of Directors, officers and employees. Stock options have a maximum term of 3 or 10 years.

The activity related to stock options during the three months ended March 31, 2024 is summarized as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	1,157	$285.47
Granted	—	—
Exercised	—	—
Expired and forfeited	—	—
Outstanding at March 31, 2024	1,157	$285.47	7.7
Exercisable at March 31, 2024	1,091	$213.81	7.7

For the three months ended March 31, 2024, the weighted-average Black-Scholes value per stock option was $314.03. The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Stock-Based Compensation Expense

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense for the period indicated as follows:

	Three Months Ended March 31,
	2024	2023
General and administrative:
RSU awards	$22,383	$22,383
Stock Options	7,215	7,216
General and administrative stock-based compensation expense	29,598	29,599
Research and development:
RSU awards	1,898	1,898
Stock Options	598	598
Research and development stock-based compensation expense	2,496	2,496
Total stock-based compensation expense	$32,094	$32,095

As of March 31, 2024, there was $82,621 and $59,564 of unrecognized stock-based compensation expense related to Rollover RSU awards and stock options, respectively. The unrecognized stock-based compensation expense is expected to be recognized over a period of 0.9 years and 1.9 years for Rollover RSU’s and stock options, respectively.

10. Warrants

Public Warrants

In connection with Petra's initial public offering (“IPO”), Petra issued and has outstanding as of March 31, 2024 10,511,597 Public Warrants to purchase an aggregate of 10,012 shares of common stock with an exercise price of $12,075.00 per share which expire on January 10, 2027 (the “Public Warrants”). The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol REVBW.

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

On February 2, 2022, the Company received a notice of cash exercise for the Company’s Rollover Warrants for 2 shares of common stock at a purchase price of $5,073. As of March 31, 2024, there were 155 Rollover Warrants remaining to be exercised or exchanged.

The fair value of the Rollover Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	115%
Expected term (years)	6
Risk-free interest rate	0.85%
Expected dividend yield	0.0%

Class A Common Stock Warrants

In connection with the closing of a private placement on January 25, 2022 (“PIPE Investment”), the Company issued warrants to an institutional investor to purchase up to 2,464 shares of common stock at an exercise price of $3,454.50 per share (the “Class A Common Stock Warrants”), valued on the PIPE Investment purchase date in the aggregate at $3.6 million and included in the issuance costs of the PIPE Investment and treated as equity. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class A Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

Class A Placement Agent Common Stock Warrants

In connection with the PIPE Investment, the Company issued warrants to Roth to purchase an aggregate of 345 shares of common stock at an exercise price of $3,454.50 per share (the “Class A Placement Agent Common Stock Warrants”), valued on the PIPE Investment purchase date in the aggregate at $0.5 million and included in the issuance costs of the PIPE Investment and treated as equity. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class A Placement Agent Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

Class B Common Stock Warrants

In connection with closing of a public offering on July 28, 2022 (“the July 2022 Public Offering”), the Company issued and has outstanding 8,333,334 warrants to purchase an aggregate of 7,937 shares of common stock at an exercise price of $630.00 per share(the “Class B Common Stock Warrants”), valued on the public offering purchase date in the aggregate at $4.5 million and included in the issuance costs of the public offering and treated as equity. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 28, 2027.

The fair value of the Class B Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

Class B Placement Agent Common Stock Warrants

In connection with the July 2022 Public Offering, the Company issued warrants to the Placement Agent to purchase up to 556 shares of common stock at an exercise price of $787.50 per share (the “Class B Placement Agent Common Stock Warrants”), valued on the public offering purchase date in the aggregate at $0.3 million and included in the issuance costs of the public offering and treated as equity. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class B Placement Agent Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

Class C Pre-Funded Warrants

In connection with the February 2023 Public Offering, the Company issued pre-funded warrants to purchase up to 11,214 shares of common stock at an exercise price of $0.003 per share. Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 336,400 shares of common stock at a total purchase price of $33.64. As of March 31, 2024, there were no Class C Pre-Funded Warrants outstanding.

Class C Common Stock Warrants

In connection with the February 2023 Public Offering, the Company issued 6,450,000 warrants to purchase up to 215,000 shares of common stock at an exercise price of $160.80 per share, valued on the public offering purchase date in the aggregate at $13,996,500 and included in the issuance costs of the public offering and treated as a liability . The warrants were exercisable immediately upon issuance, provide for a cash, cashless exercise right or an alternative cashless exercise right for 0.4 shares of common stock per Class C Common Stock Warrant and expire on February 14, 2028.

The Company evaluated the Class C Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”) and concluded that they do not meet the criteria to be classified in stockholders’ equity and accounted for the Class C Common Stock Warrants as current liabilities.

The Company concluded that the multiplier of 0.4 shares of common stock per Class C Common Stock Warrant used in the alternative cashless exercise precludes the Class C Common Stock Warrants from being considered indexed to the Company’s stock. The Company recorded the Class C Common Stock Warrants as current liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. Estimating fair values of liability-classified financial instruments requires the development of estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because liability-classified financial instruments are initially and subsequently carried at fair value, the Company’s financial results will reflect the volatility in these estimate and assumption changes. Changes in fair value are recognized as a component of other (expense) income in the consolidated statements of operations.

At the date of issuance, the Company valued the Class C Common Stock Warrants using a Monte-Carlo simulation model with a fair value of $14.0 million.

As of March 31, 2024, the Company received notices of alternative cashless exercises for 6,217,640 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 82,919 shares of common stock.

As of March 31, 2024, the Company re-valued 232,360 outstanding Class C Common Stock Warrants to purchase up to 7,746 shares of common stock using a Monte-Carlo simulation model with a fair value of $15,260.0 million. For the three months ended March 31, 2024, the gain of $0.1 million, respectively, resulting from the change in the fair value of the liability for the unexercised warrants was recorded as a change in fair value of the warrant liability in the accompanying consolidated statements of operations for the three months ended March 31, 2024.

As part of the February 2024 Public Offering, the exercise price of the Class C Common Stock Warrants issued in the February 2023 Public Offering was reset from $160.80 to $4.53.

Class D Pre-Funded Warrants

In connection with the February 2024 Public Offering, the Company issued pre-funded warrants to purchase up to 1,236,530 shares of common stock at an exercise price of $0.0001 per share. Between February 5, 2024 and February 13, 2024, the Company received notices of cash exercise for the Class D Pre-Funded Warrants issued in connection with the February 2024 Public Offering for 1,236,530 shares of common stock at a total purchase price of $123.65. As of March 31, 2024, there were no Class D Pre-Funded Warrants outstanding.

Class D Common Stock Warrants

In connection with the February 2024 Public Offering, the Company issued and has outstanding 2,730,000 warrants shares of common stock at an exercise price of $4.53 per share, valued on the public offering purchase date in the aggregate at $6.3 million and included in the issuance costs of the public offering and treated as equity. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on February 5, 2029.

The fair value of the Class D Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected term (years)	5
Risk-free interest rate	4.20%
Expected dividend yield	0.0%

11. Income Taxes

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax (loss) income and other comprehensive (loss) income. The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024 and 2023, the Company recorded non-taxable income of $0.1 million and $7.7 million, respectively, related to a change in the fair value of a warrant liability. The Company incurred taxable losses in 2023 and projects further taxable losses for 2024. The Company did not record a benefit from income taxes because, based on evidence involving its ability to realize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets.

14. Subsequent Events

On April 26, 2024 the Company entered into a confidential settlement agreement with A-IR Clinical Research Ltd. (“A-IR”) for a previously filed claim against the Company in the High Court of Justice, in the Business and Property Courts of England and Wales and is included in other (expense) income in the accompanying consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited financial statements and the notes included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this form 10-Q or our Annual Report Form 10-K for the year ended December 31, 2023, particularly under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary” sections.

Overview

Revelation is a clinical-stage biopharmaceutical company founded in May 2020. We are focused on harnessing the power of trained immunity for the prevention and treatment of disease by developing and commercializing therapeutics that modulate the innate immune system. Our current product candidates were developed by us and licensed to potentially prevent, treat and detect disease. Our therapeutic product candidates are based on our therapeutic platform and consist of GEM-AKI, which is being developed as a potential therapy for the prevention and treatment of acute kidney injury as a result of cardiac surgery; GEM-CKD, which is being developed as a potential therapy for the prevention and treatment of chronic kidney disease; and GEM-SSI, which is being developed for the prevention and treatment of surgical sit infection.

Since our inception in May 2020, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of GEM-AKI, GEM-CKD and GEM-SSI, our product candidates.

We have funded our operations since our inception in May 2020 to March 31, 2024 through the issuance and sale of our capital stock, from which we have raised net proceeds of $49.3 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one-year after the date that our unaudited financial statements for March 31, 2024 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $2.7 million for the three months ended March 31, 2024 and $6.2 million for the three months ended March 31, 2023, respectively. As of March 31, 2024 we had an accumulated deficit of $28.1 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for GEM-AKI, GEM-CKD, GEM-SSI or other product candidates, which we expect will not be for at least several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of GEM-AKI, GEM-CKD, GEM-SSI or other product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Recent Developments

2024 Reverse Stock Split

On January 25, 2024, the Company effected a 1-for-30 reverse stock split of our outstanding shares of common stock, which had been approved at a special meeting of stockholders.

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our product candidates GEM-AKI, GEM-CKD and GEM-SSI. Our research and development expenses consist primarily of external costs related to clinical development, costs related to contract research organizations, costs related to consultants, costs related to acquiring and manufacturing clinical study materials, costs related to contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions, costs related to laboratory supplies and services, and personnel costs. Personnel and related costs consist of salaries, employee benefits and stock-based compensation for personnel involved in research and development efforts.

We expense all research and development expenses in the periods in which they are incurred. We accrue for costs incurred as the services are being provided by monitoring the status of specific activities and the invoices received from our external service providers. We adjust our accrual as actual costs become known.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue the development of GEM-AKI, GEM-CKD and GEM-SSI and continue to invest in research and development activities. The process of conducting the necessary clinical research and product development to obtain regulatory approval is costly and time consuming, and the successful development of GEM-AKI, GEM-CKD and GEM-SSI and any future product candidates is highly uncertain. To the extent that our product candidates continue to advance into larger and later stage clinical studies, our expenses will increase substantially and may become more variable.

The actual probability of success for GEM-AKI, GEM-CKD and GEM-SSI or any future product candidate may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products. As a result, we are unable to determine the timing of initiation, duration and completion costs of our research and development efforts or when and to what extent we will generate revenue from the commercialization and sale of GEM-AKI, GEM-CKD and GEM-SSI or any future product candidate.

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

Other (Expense) Income, Net

Other (expense) income, net primarily consists of the change in fair value of warrant liability, clinical trial related expenses, foreign currency transaction gains and losses, interest expense and interest income from our cash balances in savings accounts.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$717,582	$525,273	$192,309
General and administrative	1,184,556	1,094,574	89,982
Total operating expenses	1,902,138	1,619,847	282,291
Loss from operations	(1,902,138)	(1,619,847)	(282,291)
Total other (expense) income, net	(779,295)	7,779,042	(8,558,337)
Net (loss) earnings	$(2,681,433)	$6,159,195	$(8,840,628)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
GEM-SSI and GEM-AKI clinical study expenses	$315,509	$—	$315,509
Manufacturing expenses	17,716	291,268	(273,552)
Other program expenses	51,164	65,720	(14,556)
Other expenses	37,851	58,948	(21,097)
Personnel expenses (including stock-based compensation)	295,342	109,337	186,005
Total research and development expenses	$717,582	$525,273	$192,309

Research and development expenses increased by $0.2 million, from $0.5 million for the three months ended March 31, 2023 to $0.7 million for the three months ended March 31, 2024. The increase was primarily due to increases of $0.3 million in clinical study expenses related to GEM-AKI and GEM-SSI and $0.2 million in personnel expenses, offset by a decrease of $0.3 million in manufacturing expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Personnel expenses (including employee stock-based compensation)	$714,319	$459,784	$254,535
Legal and professional fees (including non-employee stock-based compensation)	352,375	544,461	(192,086)
Other expenses	117,862	90,329	27,533
Total general and administrative expenses	$1,184,556	$1,094,574	$89,982

General and administrative expenses increased by $0.1 million, from $1.1 million for the three months ended March 31, 2023 to $1.2 million for the three months ended March 31, 2024. The increase was primarily due to increases of $0.3 million in personnel expenses, offset by a decrease of $0.2 million in legal and professional fees.

Other (Expense) Income, Net

Other (expense) income, net was $7,779,042 for the three months ended March 31, 2023, related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts. Other (expense) income, net was $779,295 for the three months ended March 31, 2024, related to the change in fair value of the warrant liability, clinical trial related settlement expenses with A-IR, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to March 31, 2024, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $49.3 million, of which $5.4 million was received during the three months ended March 31, 2024. As of March 31, 2024, we had available cash and cash equivalents of $14.6 million and an accumulated deficit of $28.1 million.

Our use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our therapeutic product candidates, GEM-AKI, GEM-CKD and GEM-SSI. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of product development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $2.7 million for the three months ended March 31, 2024. As of March 31, 2024 we had an accumulated deficit of $28.1 million, a stockholders’ equity of $9.5 million and available cash and cash equivalents of $14.6 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for GEM-AKI, GEM-CKD, GEM-SSI or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that our unaudited financial statements for March 31, 2024 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited consolidated financial statements for March 31, 2024, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,837,969)	$(1,575,154)
Net cash used in investing activities	$(19,172)	$—
Net cash provided by financing activities	5,417,180	14,024,993
Net increase in cash and cash equivalents	$2,560,039	$12,449,839

Net Cash Used in Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $2.8 million, which consisted of a net loss of $2.7 million and a net change of $0.1 million in our net operating assets and liabilities.

During the three months ended March 31, 2023, net cash used in operating activities was $1.6 million, which consisted of a net income of $6.2 million, offset by a net change of $7.7 million comprised of the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense.

Net Cash Used in Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities consisted of a purchase of lab equipment.

During the three months ended March 31, 2023, there was no cash used in investing activities.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $5.4 million, from cash proceeds of $5.4 million received from the February 2024 Public Offering.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2023 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$42,800	$—	$—	$—	$42,800
Total contractual obligations	$42,800	$—	$—	$—	$42,800

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of March 31, 2024, there were 94 Rollover RSU awards unvested and unissued and 1,157 stock options outstanding.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On September 27, 2022, A-IR Clinical Research Ltd. (“A-IR”) filed a claim against the Company in the High Court of Justice, in the Business and Property Courts of England and Wales, seeking £1.6 million in unpaid invoices, plus interest and costs, relating to the Company’s viral challenge study. The Company had disputed the claim because many of the invoices relate to work that was not performed and A-IR had misrepresented its qualifications to perform the contracted work. On April 26, 2024 the parties settled the claim and the proceedings were withdrawn with prejudice.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

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

REVELATION BIOSCIENCES, INC.

Date: May 10, 2024	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: May 10, 2024	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)