Form 10-K/A
period 2023-12-31
REVELATION BIOSCIENCES, INC.
filed 2024-09-23
CIK 1810560

ageord

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Revelation Biosciences, Inc., or the Company, is filing this Amendment No. 1, or the Amendment, on Form 10-K/A to amend its original Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Original Form 10-K, originally filed with the Securities and Exchange Commission, or SEC, on March 22, 2024, for the sole purpose of filing revised Exhibits 31.1 and 31.2 in order to include in the certifications set forth in such exhibits the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed as Exhibits 31.1 and 31.2. This Amendment consists solely of the preceding cover page, this explanatory note, Item 8, Item 9A, Item 15, the list of exhibits filed with this Amendment, the signature page and the revised certifications filed as Exhibits 31.1 and 31.2 to this Amendment and the required certifications required by the Sarbanes-Oxley Act in connection with the filing of this Amendment.

Except as described above, this Amendment does not reflect events occurring after the date of the filing of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K. The filing of this Amendment is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth at the end of this Annual Report on Form 10-K/A beginning on page F-1 and are incorporated herein by reference.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K/A, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In connection with the preparation of this Annual Report on Form 10-K/A, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K/A:

EXHIBIT	DESCRIPTION
2.1(3)	Agreement and Plan of Merger, dated as of August 29, 2021 by and among Petra Acquisition, Inc., Petra Acquisition Merger Inc., and Revelation Biosciences, Inc.
3.1(3)	Third Amended and Restated Certificate of Incorporation
3.2(14)	Amendment to the Third Amended and Restated Certificate of Incorporation dated January 30, 2023
3.3(9)	Amendment to the Third Amended and Restated Certificate of Incorporation dated January 22, 2024
3.4(3)	Second Amended and Restated Bylaws
3.5(8)	Amendment to the Second Amended and Restated Bylaws
4.1(3)	Specimen Common Stock Certificate
4.2(3)	Specimen Warrant Certificate for Public Warrants
4.3(2)	Warrant Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company
4.4(5)	Form of Unregistered Class A Common Stock Purchase Warrant dated January 25, 2022
4.5(5)	Form of Unregistered Class A Placement Agent Warrant dated January 25, 2022
4.6(6)	Form of Class B Common Stock Warrant dated July 28, 2022
4.7(6)	Form of Class B Placement Agent Common Stock Purchase Warrant dated July 28, 2022
4.8(6)	Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated July 28, 2022
4.9(7)	Form of Class C Common Stock Warrant dated February 13, 2023
4.11(7)	Form of Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated February 13, 2023
4.12(11)	Form of Class D Common Stock Warrant dated February 5, 2024
4.13(11)	Form of Class D Pre-Funded Warrant dated February 5, 2024
4.14(11)	Form of Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated February 5, 2024
4.15(10)	Description of Securities
10.1(1)	Form of Letter Agreement from each of the Registrant’s sponsor, initial stockholder, officers and directors.
10.2(2)	Registration Rights Agreement, dated October 7, 2020, between the Company and Investors.
10.3(2)	Subscription Agreement, dated October 7, 2020, between the Company and Petra Investment Holdings LLC
10.4(2)	Business Combination Marketing Agreement, dated October 7, 2020, by and among the Company, LifeSci Capital LLC, Ladenburg Thalmann & Co. Inc., Northland Securities, Inc., and Ingalls & Snyder LLC
10.5(2)	Escrow Agreement, dated October 7, 2020, by and among the Company, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholders.
10.6†(12)	Revelation Biosciences, Inc. 2021 Equity Incentive Plan, as amended
10.7†(3)	Executive Employment Agreement between Revelation Biosciences, Inc. and James Rolke, effective July 27, 2021
10.8†(3)	Executive Employment Agreement between Revelation Biosciences, Inc. and Chester S. Zygmont, III, effective July 27, 2021
10.9(3)	Revelation Common Stock Warrant Issued to National Securities Corporation
10.10(5)	Securities Purchase Agreement dated January 23, 2022 by and between the Company and Armistice Capital Master Fund Ltd.
10.11(5)	Registration Rights Agreement dated January 23, 2022 by and between the Company and Armistice Capital Master Fund Ltd.
10.12(6)	Form of Securities Purchase Agreement dated July 28, 2022
10.13(6)	Form of Placement Agency Agreement dated July 28, 2022
10.14(7)	Form of Securities Purchase Agreement dated February 9, 2023

10.15(7)	Form of Placement Agency Agreement Dated February 9, 2023
10.16(11)	Form of Securities Purchase Agreement dated February 1, 2024
10.17(11)	Form of Placement Agency Agreement dated February 1, 2024
14.1(13)	Code of Ethics
21.1(4)	List of Subsidiaries.
23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm of Revelation Biosciences, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97(15)	Claw Back Policy
99.1(13)	Audit Committee Charter
99.2(13)	Compensation Committee Charter
99.3(13)	Nominating Committee Charter
101.INS*	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Scema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The annexes, schedules, and certain exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Revelation hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

(1)	Previously filed as an exhibit to Petra Acquisition Inc.’s Registration Statement on Form S-1, as amended (File No. 333-240175).

(2)	Previously filed as an exhibit to Petra Acquisition Inc.’s Current Report on Form 8-K filed on October 13, 2020.

(3)	Previously filed as an exhibit to Petra Acquisition Inc.’s Current Report on Form S-4 filed, as amended (File No. 333- 259638).

(4)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 14, 2022.

(5)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 27, 2022.

(6)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-268076).

(7)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on February 13, 2023.

(8)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on July 7, 2023.

(9)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 23, 2024.

(10)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-276232).

(11)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on February 8, 2024.

(12)	Previously filed Appendix A to Revelation Biosciences, Inc.’s definitive proxy statement filed on May 5, 2023

(13)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Annual Report on Form 10-K filed on March 30, 2023.

(14)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 31, 2023.

(15)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Annual Report on Form 10-K filed on March 22, 2024.

*	Filed herewith.

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: September 23, 2024	By:	/s/ James Rolke
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