Form 10-Q/A
period 2024-03-31
REVELATION BIOSCIENCES, INC.
filed 2024-09-23
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Revelation Biosciences, Inc., or the Company, is filing this Amendment No. 1, or the Amendment, on Form 10-Q/A to amend its original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, or the Original Form 10-Q, originally filed with the Securities and Exchange Commission, or SEC, on May 10, 2024, for the sole purpose of filing revised Exhibits 31.1 and 31.2 in order to include in the certifications set forth in such exhibits the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed as Exhibits 31.1 and 31.2. This Amendment consists solely of the preceding cover page, this explanatory note, Item 1, the list of exhibits filed with this Amendment, the signature page and the revised certifications filed as Exhibits 31.1 and 31.2 to this Amendment and the required certifications required by the Sarbanes-Oxley Act in connection with the filing of this Amendment.

Except as described above, this Amendment does not reflect events occurring after the date of the filing of the Original Form 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form 10-Q. The filing of this Amendment is not an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: September 23, 2024	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: September 23, 2024	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)