Form 10-Q/A
period 2024-06-30
REVELATION BIOSCIENCES, INC.
filed 2024-09-23
CIK 1810560

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

EXPLANATORY NOTE

Revelation Biosciences, Inc., or the Company, is filing this Amendment No. 1, or the Amendment, on Form 10-Q/A to amend its original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, or the Original Form 10-Q, originally filed with the Securities and Exchange Commission, or SEC, on August 9, 2024, for the sole purpose of filing revised Exhibits 31.1 and 31.2 in order to include in the certifications set forth in such exhibits the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed as Exhibits 31.1 and 31.2. This Amendment consists solely of the preceding cover page, this explanatory note, Item 1, the list of exhibits filed with this Amendment, the signature page and the revised certifications filed as Exhibits 31.1 and 31.2 to this Amendment and the required certifications required by the Sarbanes-Oxley Act in connection with the filing of this Amendment.

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