Form 10-Q
period 2024-09-30
REVELATION BIOSCIENCES, INC.
filed 2024-11-08
CIK 1810560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 4,292,455 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,541,052	$11,991,701
Deferred offering costs	—	71,133
Prepaid expenses and other current assets	117,846	84,691
Total current assets	6,658,898	12,147,525
Property and equipment, net	81,242	65,084
Total assets	$6,740,140	$12,212,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,127,348	$1,359,898
Accrued expenses	934,372	1,152,460
Deferred underwriting commissions	—	2,911,260
Warrant liability	4,803	141,276
Total current liabilities	4,066,523	5,564,894
Total liabilities	4,066,523	5,564,894
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Common Stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023 and 4,292,455 and 264,537 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4,292	265
Additional paid-in-capital	41,449,244	32,114,552
Accumulated deficit	(38,779,919)	(25,467,102)
Total stockholders’ equity	2,673,617	6,647,715
Total liabilities and stockholders’ equity	$6,740,140	$12,212,609

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$830,981	$1,651,367	$2,943,492	$3,085,918
General and administrative	965,705	1,126,530	3,277,729	3,244,856
Total operating expenses	1,796,686	2,777,897	6,221,221	6,330,774
Loss from operations	(1,796,686)	(2,777,897)	(6,221,221)	(6,330,774)
Other (expense) income:
Change in fair value of warrant liability	6,041	92,561	78,884	8,260,735
Other (expense) income, net	(450,920)	56,960	(7,170,480)	152,688
Total other (expense) income, net	(444,879)	149,521	(7,091,596)	8,413,423
Net (loss) earnings	$(2,241,565)	$(2,628,376)	$(13,312,817)	$2,082,649

Net (loss) earnings per share, basic	$(0.84)	$(9.94)	$(7.38)	$9.62
Weighted-average shares used to compute net (loss) earnings per share, basic	2,679,941	264,537	1,804,875	216,544

Net (loss) earnings per share, diluted	$(0.84)	$(9.94)	$(7.38)	$9.38
Weighted-average shares used to compute net (loss) earnings per share, diluted	2,679,941	264,537	1,804,875	222,110

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	1	$—	77,375	$77	$26,399,224	$(25,346,848)	$1,052,453
Redemption of Series A Preferred Stock	(1)	—	—	—	—	—	—
Issuance of common stock from the February 2023 Public Offering	—	—	96,287	96	33,378	—	33,474
Class C Pre-Funded Warrants exercise	—	—	6,434	7	12	—	19
Alternative cashless exercise of Class C Common Stock Warrants	—	—	32,190	32	2,740,378	—	2,740,410
Stock-based compensation expense	—	—	—	—	32,095	—	32,095
Net income	—	—	—	—	—	6,159,195	6,159,195
Balance as of March 31, 2023	—	$—	212,286	$212	$29,205,087	$(19,187,653)	$10,017,646
Class C Pre-Funded Warrants exercise	—	—	4,780	5	10	—	15
Alternative cashless exercise of Class C Common Stock Warrants	—	—	47,331	47	2,785,830	—	2,785,877
RSU awards issued	—	—	140	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	59,435	—	59,435
Net loss	—	—	—	—	—	(1,448,170)	(1,448,170)
Balance as of June 30, 2023	—	$—	264,537	$265	$32,050,361	$(20,635,823)	$11,414,803
Stock-based compensation expense	—	—	—	—	32,096	—	32,096
Net loss	—	—	—	—	—	(2,628,376)	(2,628,376)
Balance as of September 30, 2023	—	$—	264,537	$265	$32,082,457	$(23,264,199)	$8,818,523

Balance at December 31, 2023	—	$—	264,537	$265	$32,114,552	$(25,467,102)	$6,647,715
Issuance of common stock from the February 2024 Public Offering	—	—	128,470	128	5,416,925	—	5,417,053
Class D Pre-Funded Warrants exercise	—	—	1,236,530	1,237	(1,110)	—	127
Alternative cashless exercise of Class C Common Stock Warrants	—	—	3,398	3	57,586	—	57,589
Stock-based compensation expense	—	—	—	—	32,094	—	32,094
Net loss	—	—	—	—	—	(2,681,433)	(2,681,433)
Balance as of March 31, 2024	—	$—	1,632,935	$1,633	$37,620,047	$(28,148,535)	$9,473,145
Common stock issued for services	—	—	10,460	10	24,990	—	25,000
Stock-based compensation expense	—	—	—	—	32,095	—	32,095
Net loss	—	—	—	—	—	(8,389,819)	(8,389,819)
Balance as of June 30, 2024	—	$—	1,643,395	$1,643	$37,677,132	$(36,538,354)	$1,140,421
Class D Common Stock Warrants exercises	—	—	101,000	101	241,289	—	241,390
Warrant Inducement exercises	—	—	2,548,060	2,548	3,498,728	—	3,501,276
Stock-based compensation expense	—	—	—	—	32,095	—	32,095
Net loss	—	—	—	—	—	(2,241,565)	(2,241,565)
Balance as of September 30, 2024	—	$—	4,292,455	$4,292	$41,449,244	$(38,779,919)	$2,673,617

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(13,312,817)	2,082,649
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	96,284	123,626
Issuance of common stock for services	25,000	—
Depreciation expense	20,702	18,787
Change in fair value of warrant liability	(78,884)	(8,260,735)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(33,155)	(79,505)
Deferred offering costs	71,133	61,154
Accounts payable	1,767,450	720,936
Accrued expenses	(3,129,348)	49,638
Net cash used in operating activities	(14,573,635)	(5,283,450)
Cash flows from investing activities:
Purchase of property and equipment	(36,860)	—
Net cash used in investing activities	(36,860)	—
Cash flows from financing activities:
Proceeds from the February 2024 Public Offering, net	5,417,053	—
Proceeds from the Class D Common Stock Warrants exercises	241,390	—
Proceeds from the Warrant Inducement exercises, net	3,501,276	—
Proceeds from Class D Pre-Funded Warrants exercise	127	—
Redemption of Series A Preferred Stock	—	(5,000)
Proceeds from the February 2023 Public Offering, net	—	14,029,974
Proceeds from Class C Pre-Funded Warrants exercise	—	34
Net cash provided by financing activities	9,159,846	14,025,008
Net (decrease) increase in cash and cash equivalents	(5,450,649)	8,741,558
Cash and cash equivalents at beginning of period	11,991,701	5,252,979
Cash and cash equivalents at end of period	$6,541,052	$13,994,537

Supplemental disclosure of non-cash investing and financing activities:
Fair Value of Class E Common Stock Warrants in connection with the Warrant Inducement	$4,887,683	$—
Incremental fair value of the Class D Common Stock Warrants in connection with the Warrant Inducement	$337,131	$—
Equity issuance costs in connection with the Warrant Inducement included in accounts payable	$25,968	$—
Fair Value of Class D Common Stock Warrants in connection with the February 2024 Public Offering	$6,269,684	$—
Fair Value of Class C Common Stock Warrants in connection with the February 2023 Public Offering	$—	$13,996,500
Alternative cashless exercise of Class C Common Stock Warrants	$57,589	$5,526,287

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

NASDAQ Compliance

As previously reported, on October 16, 2024, the Company received a delist letter (the “Minimum Bid Price Delist Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) which requires listed companies to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Listing Rule 5810(c)(3)(A)(iv) the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) because the Company effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one.

Separate from and in addition to the Minimum Bid Price Delist Letter, as previously disclosed, on August 14, 2024, the Company received a letter (the “Stockholders’ Equity Requirement Deficiency Letter” and together with the Minimum Bid Price Delist Letter, the “Nasdaq Letters”) from the Staff of Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), nor is it in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. The Minimum Bid Price Delist Letter stated that the Company’s Stockholders’ Equity Requirement Deficiency serves as an additional basis per Nasdaq Listing Rule 5810(d)(2) for delisting the Company’s securities from The Nasdaq Stock Market and that at a hearing in connection with the Minimum Bid Price Requirement, the Nasdaq Hearings Panel (“Panel”) will consider the Company’s Stockholders’ Equity Requirement Deficiency as well. By virtue of the Company’s financing activities during the third quarter, the Company satisfied the Stockholders’ Equity Requirement as of September 30, 2024.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. The Company has the right to appeal the Minimum Bid Price Delist Letter by requesting a hearing before an independent panel, which it filed on October 23, 2024. The hearing request stayed any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. However, there can be no assurance that the Company will receive any extension by Panel and will ultimately regain compliance with all applicable requirements for continued listing. Neither the Nasdaq Letters nor the Company’s noncompliance have an immediate effect on the listing or trading of the Company’s common stock or warrants, which will continue to trade on The Nasdaq Capital Market under the symbols “REVB” and “REVBW,” respectively.

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring losses since its inception, including a net loss of $13.3 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had an accumulated deficit of $38.8 million, a stockholders’ equity of $2.7 million and available cash and cash equivalents of $6.5 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for GEM-AKI, GEM-CKD, GEM-PSI or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that the Company’s unaudited financial statements for September 30, 2024 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for September 30, 2024, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All inter-company transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2023 and for the year ended December 31, 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2024 are unaudited. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023 included on Form 10-K, as filed with the SEC on March 22, 2024. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited balance sheet at December 31, 2023 contained in the above referenced Form 10-K.

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

Basic and Diluted Net (Loss) Earnings per Share

Basic net (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period, without consideration of potential shares of common stock. Diluted net (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding plus potential shares of common stock. Convertible preferred stock on an as converted basis, RSU awards, warrants and stock options outstanding are considered potential shares of common stock and are included in the calculation of diluted net (loss) earnings per share using the treasury stock method when their effect is dilutive. Potential shares of common stock are excluded from the calculation of diluted net (loss) earnings per share when their effect is anti-dilutive. As of September 30, 2024, there were 5,207,315 and for the three months ended June 30, 2023, there were 38,959 potential shares of common stock, (see Note 8), that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive. For the nine months ended September 30, 2023, there were 5,566 potential common shares that were included in the calculation of diluted net earnings per share. For the three and nine months ended September 30, 2023, the basic and diluted weighted-average shares used to compute net loss and net earnings per share in the unaudited condensed consolidated statements of operations includes the shares issued from the reverse stock split fractional share round up.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for the Company beginning in the annual reporting period ending December 31, 2024 and interim periods beginning in fiscal year 2025. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid insurance costs	$42,995	$55,215
Other prepaid expenses & current assets	74,851	29,476
Total prepaid expenses & current assets	$117,846	$84,691

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Lab equipment	$168,823	$131,963
Total property and equipment, gross	168,823	131,963
Accumulated depreciation	(87,581)	(66,879)
Total property and equipment, net	$81,242	$65,084

Depreciation expense was $7,220 and $20,702 for the three and nine months ended September 30, 2024, respectively, and $6,262 and $18,787 for the three and nine months ended September 30, 2023, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
Accrued payroll and related expenses	$680,539	$768,720
Accrued clinical study expenses	179,331	10,268
Accrued professional fees	18,075	219,888
Accrued clinical development costs	56,427	153,584
Total accrued expenses	$934,372	$1,152,460

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

Rent expense was $16,050 and $48,150 for the three and nine months ended September 30, 2024, respectively, and $28,890 and $82,771 for the three and nine months ended September 30, 2023, respectively.

Future minimum lease payments under the operating lease as of September 30, 2024 is $10,700.

Commitments

The Company enters into contracts in the normal course of business with third party service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

Contingencies

From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

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

Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 11,214 shares of common stock at a total purchase price of $33.64. As of September 30, 2024, there were no Class C Pre-Funded Warrants outstanding.

Using a Monte-Carlo simulation model, the Class C Common Stock Warrants were valued in the aggregate at $14.0 million and included in the issuance costs of the February 2023 Public Offering and treated as a liability (see Note 10).

From March 13, 2023 to September 30, 2024, the Company received notices of alternative cashless exercises for 6,217,640 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 82,919 shares of common stock. As of September 30, 2024, there were 232,360 of Class C Common Stock Warrants outstanding to purchase up to 7,746 shares of common stock.

As part of the February 2024 Public Offering, the exercise price of the Class C Common Stock Warrants was reset from $160.80 to $4.53. Additionally, as part of a common stock issuance to a third party consultant on June 11, 2024 for services provided, the exercise price of the Class C Common Stock Warrants was reset from $4.53 to $2.39. Additionally, as part of the Warrant Inducement (defined below) on August 22, 2024, the exercise price of the Class C Common Stock Warrants was reset from $2.39 to $1.00.

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

Between February 5, 2024 and February 13, 2024, the Company has received notices of cash exercise for the Class D Pre-Funded Warrants issued in connection with the February 2024 Public Offering for 1,236,530 shares of common stock at a total purchase price of $123.65. As of September 30, 2024, there were no Class D Pre-Funded Warrants outstanding.

Using the Black-Scholes option pricing model, the Class D Common Stock Warrants were valued in the aggregate at $6.3 million and was included in the issuance costs of the February 2024 Public Offering and treated as equity (see Note 10).

As part of a common stock issuance to a third party consultant on June 11, 2024 for services provided, the exercise price of the Class D Common Stock Warrants was reset from $4.53 to $2.39. Additionally, as part of the Warrant Inducement (defined below) on August 22, 2024, the exercise price of the Class D Common Stock Warrants was reset from $2.39 to $1.00.

Warrant Inducement

On August 21, 2024, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of its existing Class D Common Stock Warrants exercisable for an aggregate of 2,548,060 shares of its common stock (collectively, the “Class D Common Stock Existing Warrants”), to exercise their warrants at a reduced exercise price of $1.25 per share, in exchange for the Company’s agreement to issue new warrants for $0.125 (the “Class E Common Stock Warrants) as described below. The aggregate net proceeds from the exercise of the Class D Common Stock Existing Warrants and the payment of the Class E Common Stock Warrants, as described below, was $3.5 million. The reduction of the exercise price of the Class D Common Stock Existing Warrants and the issuance of the Class E Common Stock Warrants (the “Warrant Inducement”) was structured as an at-market transaction under Nasdaq rules.

In consideration for the immediate exercise of the Class D Common Stock Existing Warrants for cash and the payment of $0.125 per Class E Common Stock Warrants, the exercising holders received two Class E Common Stock Warrants for each Class D Common Stock Existing Warrant in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Class E Common Stock Warrants are exercisable for a period of five years into an aggregate of up to 5,096,120 shares of common stock at an exercise price of $1.00 per share.

In connection with the Warrant Inducement, the Company entered into a financial advisory services agreement, dated August 21, 2024, with Roth, pursuant to which the Company agreed to pay Roth a cash fee of $267,546 for its services, in addition to reimbursement for certain expenses.

The shares of common stock issued from the exercise of the Class D Common Stock Existing Warrants were registered pursuant to a registration statement on Form S-1, as amended (File No. 333-276232), which was declared effective by the SEC on January 31, 2024.

The Class E Common Stock Warrants offered in the private placement were not registered under the Securities Act or applicable state securities laws as of the issuance date, however, as part of the transaction, the Company filed a resale registration statement on Form S-3 with the SEC on September 03, 2024, which was declared effective on September 12, 2024.

The Holders collectively exercised an aggregate of 2,548,060 Class D Common Stock Existing Warrants. As a result of the exercises of the Class D Common Stock Existing Warrants, the Company issued an aggregate of 2,548,060 shares of its common stock. The Class E Common Stock Warrants closed on August 22, 2024 with the Company receiving net cash proceeds of approximately $3.5 million consisting of gross cash proceeds of $3.8 million, less cash equity issuance costs of approximately $0.3 million. Note that while all Class D Common Stock Existing Warrants were exercised upon the closing of the Warrant Inducement, certain shares were held in abeyance until September 20, 2024, due to the holders’ exercise limitations. As of September 30, 2024, all underlying shares were issued and there were no shares held in abeyance as of the end of the reporting period that need to be considered.

The lowering of the exercise price of the Class D Common Stock Existing Warrants is considered a warrant modification under the guidance of ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”). In addition, the warrant modification is consistent with the equity issuance classification under that guidance as the reason for the warrant modification was to induce the Holders of the Class D Common Stock Existing Warrants to a cash exercise. As pursuant to the guidance of ASC 480 and ASC 815 the Class D Common Stock Existing Warrants were classified as equity instruments before and after the warrant modification. The Company recognized the effect of the warrant modification of approximately $0.3 million as a non-cash equity issuance cost netted against the additional paid-in capital recognized from the associated warrant exercises. The amount of the non-cash equity issuance cost recognized for the warrant modification used the Black-Scholes option pricing model to determine the incremental fair value of the modified Class D Common Stock Existing Warrants immediately before and after the warrant modification (see Note 10).

Additionally, using the Black-Scholes option pricing model, the Class E Common Stock Warrants issued in connection with the Warrant Inducement are treated as equity and the Company recognized approximately $4.9 million as a non-cash equity issuance cost netted against the additional paid-in capital (see Note 10).

Total cash and non-cash equity issuance costs recognized in the Class D Common Stock Existing Warrants modification and the issuance of the Class E Common Stock Warrants of $5.5 million include cash equity issuance costs of $0.3 million and non-cash equity issuance costs of approximately $5.2 million.

As of September 20, 2024, there are 80,940 Class D Common Stock Warrants outstanding that were not included in the Warrant Inducement.

7. Preferred Stock

Revelation Authorized Preferred Stock

The Company is authorized under its articles of incorporation, as amended, up to 5,000,000 shares of preferred stock, which may be issued as designated by the Board of Directors without stockholder approval. As of September 30, 2024 and as of the date of this Report, there were no shares of preferred stock issued and outstanding.

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

8. Common Stock

The Company is authorized under its articles of incorporation, as amended, to issue up to 500,000,000 shares of common stock, par value $0.001 per share.

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

Common Stock Issuance during the nine months ended September 30, 2024

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

On August 22, 2024, the Company issued 101,000 shares of common stock in connection with a notice of cash exercise for the Class D Common Stock Warrants issued in connection with the February 2024 Public Offering with a total purchase price of $241,390.

Between August 22, 2024 and September 20, 2024, the Company issued 2,548,060 shares of common stock in connection with notices of cash exercise for the Class D Common Stock Existing Warrants issued in connection with the Warrant Inducement with a total purchase price of $3.8 million.

As of September 30, 2024 and December 31, 2023, 4,292,455 and 264,537 shares of common stock were issued and outstanding, respectively. As of September 30, 2024, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	September 30, 2024	September 30, 2023
Public Warrants (exercise price of $12,075.00 per share)	10,012	10,012
Class A Common Stock Warrants (exercise price of $3,454.50 per share)	2,464	2,464
Class A Placement Agent Common Stock Warrants (exercise price of $3,454.50 per share)	345	345
Class B Common Stock Warrants (exercise price of $630.00 per share)	7,937	7,937
Class B Placement Agent Common Stock Warrants (exercise price of $787.50 per share)	556	556
Class C Common Stock Warrants (exercise price of $1.00 per share)	7,746	16,239
Class D Common Stock Warrants (exercise price of $1.00 per share)	80,940	—
Class E Common Stock Warrants (exercise price of $1.00 per share)	5,096,120	—
Rollover Warrants (exercise price of $2,816.92 per share)	155	155
Rollover RSU awards outstanding	94	94
Stock options outstanding (minimum exercise price $35.70)	946	1,157
Shares reserved for issuance	5,207,315	38,959
Shares available for future stock grants under the 2021 Equity Incentive Plan	162,348	1,119
Total common stock reserved for issuance	5,369,663	40,078

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

As of September 30, 2024, there were 162,348 shares available for future grants under the 2021 Plan.

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

As of September 30, 2024 and December 31, 2023, the Company has a total of 94 Rollover RSU awards for shares of common stock outstanding, respectively. As of September 30, 2024, 76 Rollover RSU awards have fully vested but are unissued and no Rollover RSU awards have been forfeited. As of September 30, 2024, 94 Rollover RSU awards will vest and be issued over the next 0.4 years. Each Rollover RSU award converts to one share of common stock.

Stock Options

The Company has granted stock options which (i) vest fully on the date of grant; (ii) vest 25% on the one-year anniversary of the grant date or the employees hiring date, with the remainder vesting quarterly thereafter; or (iii) vest quarterly over one-year, for grants to Board of Directors, officers and employees. Stock options have a maximum term of 3 or 10 years.

The activity related to stock options during the nine months ended September 30, 2024 is summarized as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	1,157	$285.47
Granted	—	—
Exercised	—	—
Expired and forfeited	(211)	35.70
Outstanding at September 30, 2024	946	$341.18	6.9
Exercisable at September 30, 2024	896	$278.19	6.9

For the nine months ended September 30, 2023, the weighted-average Black-Scholes value per stock option was $32.26. The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense for the period indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative:
RSU awards	$22,384	$22,384	$67,149	$67,150
Stock Options	7,215	7,216	21,647	48,988
General and administrative stock-based compensation expense	29,599	29,600	88,796	116,138
Research and development:
RSU awards	1,898	1,898	5,694	5,694
Stock Options	598	598	1,794	1,794
Research and development stock-based compensation expense	2,496	2,496	7,488	7,488
Total stock-based compensation expense	$32,095	$32,096	$96,284	$123,626

As of September 30, 2024, there was $34,058 and $43,936 of unrecognized stock-based compensation expense related to Rollover RSU awards and stock options, respectively. The unrecognized stock-based compensation expense is expected to be recognized over a period of 0.4 years and 1.4 years for Rollover RSU’s and stock options, respectively.

10. Warrants

Public Warrants

In connection with Petra's initial public offering (“IPO”), Petra issued and has outstanding as of September 30, 2024 10,511,597 Public Warrants to purchase an aggregate of 10,012 shares of common stock with an exercise price of $12,075.00 per share which expire on January 10, 2027 (the “Public Warrants”). The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol REVBW.

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

On February 2, 2022, the Company received a notice of cash exercise for the Company’s Rollover Warrants for 2 shares of common stock at a purchase price of $5,073. As of September 30, 2024, there were 155 Rollover Warrants remaining to be exercised or exchanged.

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

Class C Pre-Funded Warrants

In connection with the February 2023 Public Offering, the Company issued pre-funded warrants to purchase up to 11,214 shares of common stock at an exercise price of $0.003 per share. Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 336,400 shares of common stock at a total purchase price of $33.64. As of September 30, 2024, there were no Class C Pre-Funded Warrants outstanding.

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

The Company evaluated the Class C Common Stock Warrants under ASC 815-40 and concluded that they do not meet the criteria to be classified in stockholders’ equity and accounted for the Class C Common Stock Warrants as current liabilities.

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

As of September 30, 2024, the Company has received notices of alternative cashless exercises for 6,217,640 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 82,919 shares of common stock.

As of September 30, 2024, the Company re-valued 232,360 outstanding Class C Common Stock Warrants to purchase up to 7,746 shares of common stock using a Monte-Carlo simulation model with a fair value of $4,803. For the nine months ended September 30, 2024, the gain of $0.1 million, respectively, resulting from the change in the fair value of the liability for the unexercised warrants was recorded as a change in fair value of the warrant liability in the accompanying condensed consolidated statements of operations for the six months ended September 30, 2024.

As part of the February 2024 Public Offering, the exercise price of the Class C Common Stock Warrants was reset from $160.80 to $4.53. Additionally, as part of a common stock issuance to a third party consultant on June 11, 2024 for services provided, the exercise price of the Class C Common Stock Warrants was reset from $4.53 to $2.39. Additionally, as part of the Warrant Inducement on August 22, 2024, the exercise price of the Class C Common Stock Warrants was reset from $2.39 to $1.00.

Class D Pre-Funded Warrants

In connection with the February 2024 Public Offering, the Company issued pre-funded warrants to purchase up to 1,236,530 shares of common stock at an exercise price of $0.0001 per share. Between February 5, 2024 and February 13, 2024, the Company received notices of cash exercise for the Class D Pre-Funded Warrants issued in connection with the February 2024 Public Offering for 1,236,530 shares of common stock at a total purchase price of $123.65. As of September 30, 2024, there were no Class D Pre-Funded Warrants outstanding.

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

As part of a common stock issuance to a third party consultant on June 11, 2024 for services provided, the exercise price of the Class D Common Stock Warrants was reset from $4.53 to $2.39. Additionally, as part of the Warrant Inducement on August 22, 2024, the exercise price of the Class D Common Stock Warrants was reset from $2.39 to $1.00.

As of September 30, 2024 there were 80,940 Class D Common Stock Warrants outstanding that were not included in the Warrant Inducement.

The fair value of the Class D Common Stock Warrants were originally estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected term (years)	5
Risk-free interest rate	4.20%
Expected dividend yield	0.0%

Modification of the Class D Common Stock Warrants and Class E Common Stock Warrants

As part of the Warrant Inducement, the Class D Common Stock Existing Warrants to purchase up to 2,548,060 shares of common stock were modified. Due to the warrant modification the fair value of the Class D Common Stock Existing Warrants were revalued before and after the warrant modification, and as the warrant modification is directly attributable to an equity offering, the Company recognized the effect of the warrant modification of approximately $0.3 million using the Black-Scholes option pricing model.

In connection with the Warrant Inducement, the Company issued Class E Common Stock Warrants to purchase up to 5,096,120 shares of common stock at an exercise price of $1.00 per share, valued on the Warrant Inducement date in the aggregate at $4.9 million and included in the issuance costs of the Warrant Inducement and treated as equity. The Class E Common Stock Warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on August 22, 2029.

The fair value of the Class D Common Stock Existing Warrant modification and the Class E Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	95%
Expected term (years)	5
Risk-free interest rate	3.77%
Expected dividend yield	0.0%

11. Income Taxes

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax (loss) income and other comprehensive (loss) income. The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024 and 2023, the Company recorded non-taxable income of $0.1 million and $8.3 million, respectively, related to a change in the fair value of a warrant liability. The Company incurred taxable losses in 2023 and projects further taxable losses for 2024. The Company did not record a benefit from income taxes because, based on evidence involving its ability to realize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets.

12. Subsequent Event

NASDAQ Minimum Bid Price Delist Letter

October 16, 2024, the Company received the Minimum Bid Price Delist Letter from the Staff of Nasdaq, notifying the Company that it was not in compliance with the Minimum Bid Price Requirement. Pursuant to Listing Rule 5810(c)(3)(A)(iv) the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) because the Company effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. On October 23, 2024 the Company appealed the Minimum Bid Price Delist Letter by requesting a hearing with the Panel. The hearing request stayed any suspension or delisting action pending the conclusion of the hearing process. The Minimum Bid Price Delist Letter does not have an immediate effect on the listing or trading of the Company’s common stock or warrants, which will continue to trade on The Nasdaq Capital Market under the symbols “REVB” and “REVBW,” respectively. (see Note 1)

Deferred Underwriting Commissions Payment

On October 31, 2024 the Company entered into a release agreement with three of the underwriters in the Company’s initial public offering, which included Ladenburg Thalmann & Co. Inc., Northland Securities, Inc. and Ingalls and Snyder LLC for deferred underwriting commissions. The total amount to be paid is $1.9 million, $1.4 million has been recorded previously in the financial statements as a current liability and the remaining $0.5 million has been expensed through the consolidated statements of operations for the three and nine months ended September 30, 2024. The total amount of $1.9 million is recorded as accounts payable in the condensed consolidated balance sheet as of September 30, 2024 and was paid on November 1, 2024.

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

We have funded our operations since our inception to September 30, 2024 through the issuance and sale of our capital stock, from which we have raised net proceeds of $53.0 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one-year after the date that our unaudited financial statements for September 30, 2024 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $13.3 million for the nine months ended September 30, 2024 and $2.1 million for the nine months ended September 30, 2023, respectively. As of September 30, 2024 we had an accumulated deficit of $38.8 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

NASDAQ Compliance

As previously reported, on October 16, 2024, the Company received the Minimum Bid Price Delist Letter from the Staff of Nasdaq, notifying the Company that it was not in compliance with the Minimum Bid Price Requirement.

Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Listing Rule 5810(c)(3)(A)(iv) the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) because the Company effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one.

Separate from and in addition to the Minimum Bid Price Delist Letter, as previously disclosed, on August 14, 2024, the Company received the Stockholders’ Equity Requirement Deficiency Letter from the Staff of Nasdaq notifying the Company that it was not in compliance with the Stockholders’ Equity Requirement, nor is it in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. The Minimum Bid Price Delist Letter stated that the Company’s Stockholders’ Equity Requirement Deficiency serves as an additional basis per Nasdaq Listing Rule 5810(d)(2) for delisting the Company’s securities from The Nasdaq Stock Market and that at a hearing in connection with the Minimum Bid Price Requirement, the Panel will consider the Company’s Stockholders’ Equity Requirement Deficiency as well. By virtue of the Company’s financing activities during the third quarter, the Company satisfied the Stockholders’ Equity Requirement as of September 30, 2024.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. The Company has the right to appeal the Minimum Bid Price Delist Letter by requesting a hearing before an independent panel, which it filed on October 23, 2024. The hearing request stayed any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. However, there can be no assurance that the Company will receive any extension by Panel and will ultimately regain compliance with all applicable requirements for continued listing. Neither the Nasdaq Letters nor the Company’s noncompliance have an immediate effect on the listing or trading of the Company’s common stock or warrants, which will continue to trade on The Nasdaq Capital Market under the symbols “REVB” and “REVBW,” respectively.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$830,981	$1,651,367	$(820,386)	$2,943,492	$3,085,918	$(142,426)
General and administrative	965,705	1,126,530	(160,825)	3,277,729	3,244,856	32,873
Total operating expenses	1,796,686	2,777,897	(981,211)	6,221,221	6,330,774	(109,553)
Loss from operations	(1,796,686)	(2,777,897)	981,211	(6,221,221)	(6,330,774)	109,553
Total other (expense) income, net	(444,879)	149,521	(594,400)	(7,091,596)	8,413,423	(15,505,019)
Net (loss) earnings	$(2,241,565)	$(2,628,376)	$386,811	$(13,312,817)	$2,082,649	$(15,395,466)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
GEM-PSI and GEM-AKI clinical study expenses	$246,801	$66,721	$180,080	$1,511,435	$66,721	$1,444,714
Manufacturing expenses	263,225	183,253	79,972	299,393	693,759	(394,366)
Other program expenses	(15,279)	1,108,558	(1,123,837)	86,189	1,651,297	(1,565,108)
Other expenses	26,623	85,764	(59,141)	126,350	206,303	(79,953)
Personnel expenses (including stock-based compensation)	309,611	207,071	102,540	920,125	467,838	452,287
Total research and development expenses	$830,981	$1,651,367	$(820,386)	$2,943,492	$3,085,918	$(142,426)

Research and development expenses decreased by $0.8 million, from $1.7 million for the three months ended September 30, 2023 to $0.8 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease of $1.1 million in other program expenses, offset by increases of $0.2 million in clinical study expenses related to GEM-AKI and GEM-PSI and $0.1 million in personnel expenses. Other program expenses include pre-clinical costs and clinical preparation costs primarily for programs GEM-AKI and GEM-PSI.

Research and development expenses decreased by $0.1 million, from $3.1 million for the nine months ended September 30, 2023 to $2.9 million for the nine months ended September 30, 2024. The decrease was primarily due to decreases of $1.6 million in other program expenses and $0.4 million in manufacturing expenses, offset by increases of $1.4 million in clinical study expenses related to GEM-AKI and GEM-PSI and $0.5 million in personnel expenses. Other program expenses include pre-clinical costs and clinical preparation costs primarily for programs GEM-AKI and GEM-PSI.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Personnel expenses (including employee stock-based compensation)	$694,530	$634,691	$59,839	$2,105,420	$1,641,129	$464,291
Legal and professional fees (including non-employee stock-based compensation)	206,049	411,715	(205,666)	900,245	1,344,650	(444,405)
Other expenses	65,126	80,124	(14,998)	272,064	259,077	12,987
Total general and administrative expenses	$965,705	$1,126,530	$(160,825)	$3,277,729	$3,244,856	$32,873

General and administrative expenses decreased by $0.2 million, from $1.1 million for the three months ended September 30, 2023 to $1.0 million for the three months ended September 30, 2024. The decrease was primarily due to an increase of $0.2 million in legal and professional fees.

General and administrative expenses increased by less than $0.1 million, from $3.2 million for the nine months ended September 30, 2023 to $3.3 million for the nine months ended September 30, 2024. The increase was primarily due to increases of $0.5 million in personnel expenses, offset by a decrease of $0.4 million in legal and professional fees.

Other (Expense) Income, Net

Other (expense) income, net was $149,521 for the three months ended September 30, 2023, related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts. Other (expense) income, net was ($444,879) for the three months ended September 30, 2024, related to expense in connection with the deferred underwriting commissions, the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Other (expense) income, net was $8,413,423 for the nine months ended September 30, 2023, related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts. Other (expense) income, net was ($7,091,596) for the nine months ended September 30, 2024, primarily related to the LifeSci judgment expense, reimbursement of costs, clinical trial related settlement expenses with A-IR (defined in Part II-Other Information, Item 1. Leegal Proceedings) and expense in connection with the deferred underwriting commissions, offset by interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to September 30, 2024, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $53.0 million, of which $9.1 million was received during the nine months ended September 30, 2024. As of September 30, 2024, we had available cash and cash equivalents of $6.5 million and an accumulated deficit of $38.8 million.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $13.3 million for the nine months ended September 30, 2024. As of September 30, 2024 we had an accumulated deficit of $38.8 million, a stockholders’ equity of $2.7 million and available cash and cash equivalents of $6.5 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for GEM-AKI, GEM-CKD, GEM-PSI or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that our unaudited financial statements for September 30, 2024 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for September 30, 2024, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(14,573,635)	$(5,283,450)
Net cash used in investing activities	(36,860)	-
Net cash provided by financing activities	9,159,846	14,025,008
Net (decrease) increase in cash and cash equivalents	$(5,450,649)	$8,741,558

Net Cash Used in Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $14.6 million, which consisted of a net loss of $13.3 million and a net change of $1.3 million in our net operating assets and liabilities.

During the nine months ended September 30, 2023, net cash used in operating activities was $5.3 million, which consisted of a net income of $2.1 million, offset by a net change of $8.1 million comprised of the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities consisted of a purchase of lab equipment.

During the nine months ended September 30, 2023, there was no cash used in investing activities.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $9.2 million, from net proceeds of $5.4 million received in connection with the February 2024 Public Offering, $0.2 million received from exercises of the Class D Common Stock Warrants and net proceeds of $3.5 million received in connection with the Warrant Inducement.

During the nine months ended September 30, 2023, net cash provided by financing activities was $14.0 million, from the February 2023 Public Offering.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2024 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$10,700	$—	$—	$—	$10,700
Total contractual obligations	$10,700	$—	$—	$—	$10,700

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2024, there were 94 Rollover RSU awards unvested and unissued and 946 stock options outstanding.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 18, 2022, LifeSci Capital LLC (“LifeSci”) filed an action against the Company in the U.S. District Court for the Southern District of New York seeking damages in the amount of approximately $5.3 million plus interest for unpaid banking and advisory fees. These fees arise under contracts which were entered into prior to the business combination (the “Business Combination”) with Petra Acquisition (“Petra”) and the Company asserted that LifeSci Capital LLC was not entitled to the fee because it violated its responsibilities by misrepresenting to Petra the funds that would be available following the Business Combination, absent which Petra would not have entered into the Business Combination Agreement. Also as previously reported, on December 1, 2023 a Magistrate Judge issued a report recommending summary judgment in favor of LifeSci Capital LLC. On August 1, 2024 the District Court judge entered an order adopting the Magistrate Judge’s report and granted the summary judgment and issued a judgment, including interest, totaling $7.3 million. Following the issuance of the judgment, LifeSci, filed a motion for reimbursement of costs in the amount of $0.2 million. $1.5 million of the judgment relates to deferred underwriting commissions from the Petra initial public offering, which was recorded previously in the financial statements as a current liability, the remaining $5.8 million and $0.2 million reimbursement of costs, has been expensed through the condensed consolidated statements of operations for the nine months ended September 30, 2024. On August 12, 2024, the Company received a release and paid the summary judgment in full, including interest and attorney’s fees, totaling $7.5 million. A satisfaction of judgment was filed with the court on August 23, 2024. As a result, no further action can be taken against the Company in connection with or relating to the Judgment, and the Company has been released from any and all claims, including the Judgment.

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

On October 16, 2024, the Company received the Minimum Bid Price Delist Letter from the Staff of Nasdaq notifying the Company that it was not in compliance with the Minimum Bid Price Requirement. Separate from and in addition to the Minimum Bid Price Delist Letter, as previously disclosed, on August 14, 2024, the Company received the Stockholders’ Equity Requirement Deficiency Letter from the Staff of Nasdaq notifying the Company that it was not in compliance with the Stockholders’ Equity Requirement, nor is it in compliance with either of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. By virtue of the Company’s financing activities during the third quarter, the Company satisfied the Stockholders’ Equity Requirement as of September 30, 2024; however, Nasdaq may require the Company demonstrate its ability to meet the Stockholder’s Equity Requirement through December 31, 2025.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. The Company has the right to appeal the Nasdaq Letters by requesting a hearing before an independent panel, which it filed on October 23, 2024. The hearing request stayed any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. However, there can be no assurance that the Company will receive any extension by the hearing panel and will ultimately regain compliance with all applicable requirements for continued listing. If Nasdaq delists the Company’s common stock or Public Warrants from trading on its exchange for failure to meet the listing standards such as the Stockholders’ Equity Requirement or Minimum Bid Price Requirement, we and our stockholders could face significant material adverse consequences including:

•
limited availability of market quotations for our securities;
•
reduced liquidity for Revelation’s securities;
•
a determination that the Company’s common stock is a “penny stock” which will require brokers trading in the Company’s common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Revelation’s securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

In the event a reverse stock split is required to maintain the Minimum Bid Price Requirement for continued listing on Nasdaq, the Company intends to undertake such a reverse stock split. Even if a reverse stock split is effected, there can be no assurance that the market price of the Company’s common stock will maintain the Minimum Bid Price Requirement. The market price of our common stock will continue to be based, in part, on our performance and other factors unrelated to the number of shares outstanding.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: November 8, 2024	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: November 8, 2024	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)