Form 10-K
period 2024-12-31
REVELATION BIOSCIENCES, INC.
filed 2025-03-06
CIK 1810560

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39603

REVELATION BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3898466
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4660 La Jolla Village Drive, Suite 100, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 800-3717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	REVB	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for a 1/16,800th share of common stock at an exercise price of $193,200.00 per share	REVBW	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant was $3,131,850 as of June 30, 2024.

As of March 3, 2025, the registrant had 905,228 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

On January 28, 2025, we effected the approved 1-for-16 reverse stock split of our outstanding shares of common stock.

On January 25, 2024, we effected the approved 1-for-30 reverse stock split of our outstanding shares of common stock.

On February 1, 2023, we effected the approved 1-for-35 reverse stock split of our outstanding shares of common stock.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are statements that are not historical facts. These forward-looking statements are generally identified by the words “anticipate”, “believe”, “expect”, “estimate”, “plan”, “outlook”, and “project” and other similar expressions. We caution investors that forward-looking statements are based on management’s expectations and are only predictions or statements of current expectations and involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those anticipated by the forward-looking statements. Revelation cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements: the ability of Revelation to meet its financial and strategic goals, due to, among other things, competition; the ability of Revelation to grow and manage growth profitability and retain its key employees; the possibility that the Revelation may be adversely affected by other economic, business, and/or competitive factors; risks relating to the successful development of Revelation’s product candidates; the ability to successfully complete planned clinical studies of its product candidates; the risk that we may not fully enroll our clinical studies or enrollment will take longer than expected; risks relating to the occurrence of adverse safety events and/or unexpected concerns that may arise from data or analysis from our clinical studies; changes in applicable laws or regulations; expected initiation of the clinical studies, the timing of clinical data; the outcome of the clinical data, including whether the results of such study is positive or whether it can be replicated; the outcome of data collected, including whether the results of such data and/or correlation can be replicated; the timing, costs, conduct and outcome of our other clinical studies; the anticipated treatment of future clinical data by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) or other regulatory authorities, including whether such data will be sufficient for approval; the success of future development activities for its product candidates; potential indications for which product candidates may be developed; the potential impact that global health crises may have on Revelation’s suppliers, vendors, regulatory agencies, employees and the global economy as a whole; the ability of Revelation to maintain the listing of its securities on NASDAQ; the expected duration over which Revelation’s balances will fund its operations; and other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in other reports and other public filings with the United States Securities and Exchange Commission (the “SEC”) by Revelation.

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

Risks Related to the Product Development, Regulatory Approval, Manufacturing and Commercialization of Our Program Products and Product Candidates

•
If preclinical studies or clinical studies for our product candidates GEM-AKI, GEM-CKD, and GEM-PSI (“Program Products”) are unsuccessful or delayed, we will be unable to meet our future development goals.
•
The results of prior preclinical or clinical studies are not necessarily predictive of our future results.
•
The Clinical Studies of our Program Products have been and are planned to be conducted outside the United States, and the FDA or comparable foreign regulatory authorities may not accept data from such studies.
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

i

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

Item 1. Business.

Overview

Revelation is a clinical-stage life science company that is focused on rebalancing inflammation to optimize health using its proprietary formulation Gemini. We have multiple ongoing programs to evaluate Gemini, including GEM-AKI as a prevention for acute kidney injury (“AKI”), GEM-CKD as a treatment for chronic kidney disease (“CKD”), and GEM-PSI as a prevention for post surgical infection (“PSI”). The Company was incorporated in the state of Delaware on November 20, 2019 (originally as Petra Acquisition, Inc.) and is based in San Diego, California.

Our common stock and warrants sold in our initial public offering (“Public Warrants”) are listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the ticker symbol “REVB” and “REVBW,” respectively.

Recent Developments

2025 Reverse Stock Split

On January 17, 2025, at a special meeting of stockholders, our stockholders approved a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock at a specific ratio within a range of one-for-two (1-for-2) to a maximum of a one-for-fifty (1-for-50) split. Following the special meeting of stockholders and determination by the Board of Directors on the reverse split ratio, we filed a Certificate of Amendment effective on January 28, 2025, which effected a 1-for-16 reverse stock split of our outstanding shares of common stock as of 12:01 a.m. Eastern Standard Time on January 28, 2025.

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

Business Strategy and Pipeline

Revelation is developing a pipeline of potential high-value products based on Gemini. Gemini is Revelation’s proprietary formulation of phosphorylated hexaacyl disaccharide (“PHAD®”) an established Toll-like receptor 4 (TLR4”) agonist that can stimulate the human body’s innate immune response to prevent and treat disease. Our current Gemini based programs consist of: Gemini-AKI, which is being developed for the prevention of AKI; Gemini-CKD for the treatment of CKD; and Gemini-PSI, which is being developed for the prevention of PSI. Revelation’s pipeline is summarized in the figure below:

The Gemini Platform

Our current therapeutic candidates are all based on our proprietary Gemini formulation of PHAD®, a synthetic version of monophosphoryl lipid A (“MPLA”), that is known to stimulate TLR4. Stimulation of TLR4 via Gemini leads to a more controlled production of varied cytokines and chemokines which modulate the activity of the innate and adaptive immune response, relative to a lipopolysaccharide, a traditional TLR4 agonist. This “Immunostimulatory Preconditioning” with Gemini prepares the body to better guard against a rapid upregulation of multiple pro-inflammatory and microbial gene products and proteins, such as pathogen-associated molecular patterns (“PAMPS”) and damage-associated molecular patterns (“DAMPS”) (damage-associated molecular proteins) (Zwirner 2017, Hernandez 2019, Ismaeli 2002). Modulated activities may include stimulation and recruitment of infection fighting immune cells, reduction of inflammation, and/or regulation of inflammation depending on the degree and nature of the stimulation, which enables the multiple potential product candidates in development.

Figure 1: Interaction of PHAD with TLR4

TLR4-Mediated Inflammation
TLR4 Stimulation via PHAD
ROS
DAMPS and PAMPS
PHAD
TLR4
Stimulation via
DAMPS and PAMPS
TLR4
Stimulation
via PHAD
Chronic
Inflammation
and
Fibrosis
Cycle
Resolution of
Inflammation
and Reduced
Fibrosis
Robust pro-inflammatory innate
immune response
↑IL-1β
↑IL-6
↑TNF-α
↑TGF-β
Increased phagocytosis
Increased degranulation
Acute
Inflammation
Redirected, attenuated innate
immune response
↓IL-6
↓ TNF-α
↓ TGF-β
↑ IL-10
Preserved phagocytosis
Reduced degranulation

Gemini-AKI

The Gemini-AKI program is being developed as a potential therapy for the prevention of AKI due to external stress or insult (e.g. surgical procedure, chemotherapy toxicity). We believe immunologic preconditioning with Gemini prepares the body to handle biologic stress by redirecting the body’s immune system to have an attenuated response to the stress.

Preclinical studies have demonstrated that preconditioning with PHAD significantly reduces the severity and duration of AKI following an ischemia of the kidney. Additional data from these preclinical studies have been accepted for presentation at The International Conference on Advances in Critical Care Nephrology on March 12, 2024.

During 2024 we conducted a Phase 1 clinical study. safety and biomarker activity data from our Phase 1 clinical study was announced in June of 2024, showing a significant increase in anti-inflammatory cytokines including IL-1RA and IL-10. In January of 2025 we announced the start of our Phase 1b clinical study in CKD patients. The Phase 1b clinical study will support further development of Gemini-AKI. We expect data from our Phase 1b clinic study in the first half of this year.

Gemini-CKD

The Gemini-CKD program is being developed as a potential therapy for preventing the progression of CKD. We believe Gemini may modulate the immune response from a pro-inflammatory state to an anti-inflammatory (protective) state to rebalance the innate immune response and slow down or halt the progressive destruction and scarring of organ tissue, allowing the healing process to take place.

Preclinical studies have demonstrated that Gemini significantly reduces the degree of scar tissue formation in a hyperinflammatory kidney injury model.

In January of 2025 we announced the start of our Phase 1b clinical study in CKD patients. The Phase 1b clinical study will support further development of Gemini-CKD. We expect data from our Phase 1b clinic study in the first half of this year.

Gemini-PSI

The Gemini-PSI program is being developed, through a license agreement with Vanderbilt University, as a potential therapy for the prevention or treatment of surgical site infection. We believe immunologic preconditioning with Gemini prepares the body to resist infection by priming the body’s immune system to better and more rapidly respond to pathogen exposure.

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

•
Advance the development of Gemini for the prevention of acute kidney injury
•
Advance the development of Gemini for the treatment of chronic kidney disease
•
Advance the development of Gemini for the prevention and treatment of post surgical infection

Our Corporate History and Team

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

In this surgical setting, ischemia may be initiated intentionally, such as during a procedure that requires cardiopulmonary bypass. Alternatively, ischemia may be the unintentional result of an untoward complication such as intraoperative hypotension. Regardless of etiology, the ischemic event initially leaves the affected area(s) deprived of blood, oxygen, and other nutrients which then can exacerbate to injury when the blood supply returns to the site along with reactive oxygen species and other constituents that cause oxidative stress to the tissues.

There are no approved therapies for preventing AKI, including AKI due to cardiac surgery.

Chronic Kidney Disease Overview

Organ damage, due to chronic disease, is a pervasive problem in the United States and world-wide. Organ disease (due to chronic inflammation and subsequent fibrosis, for example) is progressive and ultimately results in loss of function of the organ. Examples of chronic organ and tissue disease include CKD through end-stage renal disease, liver diseases such as non-alcoholic steatohepatitis, osteoarthritis, rheumatoid arthritis, pulmonary fibrotic disease, heart disease, pancreatitis, cancer, and irritable bowel syndrome.

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

Other causes for CKD include: Glomerulonephritis (inflammation in the glomerulus), polycystic kidney disease, autoimmune diseases (such as systemic lupus erythematosus), vesicoureteral reflux (a condition where urine flows back up to the kidneys), pyelonephritis, interstitial nephritis (inflammation of the tubules), kidney stones, obstruction in kidney or cancer can lead to kidney failure over a period of time, overuse of certain medications, drug (heroin or cocaine) abuse, chemotherapy (such as cisplatin).

Every day more than 360 people begin treatment for kidney failure (dialysis or transplant). According to the Centers for Disease Control and Prevention (the “CDC”), more than 1 in 7, that is 15%, of US adults or 37 million people are estimated to have CKD. As many as 9 to 10 adults with CKD as well as about 2 in 5 adults with severe CKD do not know they have the disease. Kidney diseases are the leading cause of death in the United States. The CDC estimates Medicare costs in excess of $87 billion and continues to promote reduced costs including better management of CKD.

Post Surgical Infection Overview

Despite efforts to monitor and prevent infection in hospital care settings, infections arise from a range of different causes including surgery, burn wounds, central line catheters or urinary catheters, and sepsis, as well as long courses of antibiotic treatment, which may lead to the development of methicillin-resistant Staphylococcus aureus resistant infection (“MRSA”). According to the most recent prevalence study data published by the Center for Disease Control and Prevention in 2015, approximately 3% of hospital patients suffered at least one infection, and there were approximately 687,000 infection cases in acute care settings resulting in approximately 72,000 deaths. According to the CDC, on any given day about 31 hospital patients has at least one healthcare-associated infection. A World Health Organization cooperative study which included 55 hospitals in 14 countries from four regions, approximately 8.7% of hospitalized patients developed infection within 48 hours of hospitalization (Tikhomirov 1987). The most common healthcare-associated infections are bloodstream infection, pneumonia, urinary tract infections, and surgical site infections.

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

Prevention of Post Surgical Infection

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

REVELATION’S PROGRAMS

Gemini Platform

Our current therapeutic candidates are all based on Gemini, our proprietary formulation of PHAD®, a synthetic version of MPLA, that is known to stimulate the innate immune response via TLR4.

The innate immune system is our first line of defense against stress such as trauma, infection and acute and chronic disorders. The innate immune system responds to stress (e.g. infection) by producing and releasing various types of cytokines. Cytokines are proteins that direct different activities in cells and can be inflammatory or protective, meaning they may be able to modulate certain established cellular activities. Toll-like receptors serve a vital role in initiating the innate immune system response by recognizing different molecular patterns associated with pathogens such as bacteria and viruses (e.g. PAMPS: pathogen associated molecular patterns) as well as tissue damage (e.g. DAMPS: damage associated molecular patterns).

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

Figure 1: Interaction of PHAD with TLR4

Source: Revelation Biosciences

Gemini-AKI Program

Overview

Gemini is being evaluated as a potential therapy for the prevention of AKI due to external stress (e.g. surgical procedure, chemotherapy toxicity). We believe immunologic preconditioning with Gemini prepares the body to handle biologic stress by directing the body’s immune system to have an attenuated response to the stress. Gemini is being evaluated as a potential therapy for the prevention of AKI.

Preclinical

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

Clinical Development Plan

During 2024 we conducted a Phase 1 clinical study. Subsequently, safety and biomarker activity data from our Phase 1 clinical study was announced in June of 2024, showing a significant increase in anti-inflammatory cytokines including IL-1RA and IL-10. In January of 2025 we announced the start of our Phase 1b clinical study in CKD patients. The Phase 1b clinical study will support further development of Gemini-AKI. We expect data from our Phase 1b clinic study in the first half of this year.

The Phase 1b study in CKD patients will be followed by a Phase 1b study in patients undergoing cardiac surgery to establish dose and dosing regimen in preparation for Phase 2. The primary readout will be safety with exploratory endpoints to evaluate biomarkers and rate, duration, and severity of AKI.

Gemini-CKD Program

Overview

Gemini is being evaluated as a potential therapy for preventing the progression of CKD. We believe Gemini may modulate the immune response from a pro-inflammatory state to an anti-inflammatory (protective) state to rebalance the innate immune response and slow down or halt the progressive destruction and scarring of organ tissue, allowing the healing process to take place.

Preclinical

Revelation conducted a nonclinical study to evaluate the potential of Gemini to prevent kidney fibrosis due to excess inflammation. Specifically, a range of daily systemic dosing levels of Gemini were tested in a rat unilateral urethral obstruction (“UUO”) model. The UUO model is appropriate for studying the anti-inflammatory and anti-fibrotic effects of potential new therapies for acute and chronic kidney disease as complete ureteral obstruction of one kidney results in significant inflammation and subsequent fibrosis of the obstructed kidney over a 7-day period.

The present study consisted of 6 groups with the following outcomes on renal cortical fibrosis as measured by detection of collagen deposition using picrosirius red stained histology sections assessed at three different sampling depths.

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

Gemini Antifibrotic Effects Likely Mediated by Validated Target Cytokines

Gemini reduced TGF-β and increased IL-10 and NGAL in a dose dependent manner. TGF-β is pro-fibrotic and is directly linked to the propagation of fibrosis. The positive control is an established TGF-β blocker. IL-10 is a key driver for the reduction and resolution of inflammation, and NGAL is an important defense for preventing excessive oxidative damage resulting from injury/ongoing inflammation.

Development Plan

In January of 2025 we announced the start of our Phase 1b clinical study in CKD patients. The Phase 1b clinical study will support further development of Gemini-AKI. We expect data from our Phase 1b clinic study in the first half of this year.

Revelation will continue evaluating the potential of Gemini in additional preclinical models of CKD to identify optimal dosing conditions and conduct the preclinical testing required for chronic dosing in patients.

Gemini-PSI Program

Overview

Gemini is being evaluated as a potential therapy for the prevention or treatment of post surgical infection. We believe immunologic preconditioning with Gemini prepares the body to resist infection by priming the body’s immune system to respond to pathogen exposure more rapidly. In addition to post surgical infection, we believe Gemini may also have utility for post-burn infection, urinary tract infection (e.g. as a result of hospital-based or outpatient catheterization), sepsis, and antibiotic-resistant infection. Revelation is developing Gemini for the prevention of infection through a license agreement with Vanderbilt University.

Preclinical studies

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

Pretreatment with PHAD Impart Protection from Gram Negative Bacterial Infection

Pretreatment with PHADs Impart Protection from Gram Positive Bacterial Infection

Clinical Development Plan

During 2024 we conducted a Phase 1 clinical study. Subsequently, safety and biomarker activity data from our Phase 1 clinical study was announced in June of 2024, showing a significant increase in anti-inflammatory cytokines including IL-1RA and IL-10. We are evaluating the next steps to be taken in the development of Gemini-PSI.

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

If Gemini-PSI is approved for prevention of surgical site infection, we would face competition from currently approved and marketed products including many antibiotics that are effective against non-resistant strains of bacteria. We would also have future competition that could arise from products currently in development.

Many of our competitors have substantially greater financial, technical, human, and other resources than we do and may be better equipped to develop, manufacture, and market technologically superior products. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. In addition, many of these competitors have significantly longer operating histories and greater experience than we have in undertaking preclinical studies and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. As a result, our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our Program Products or any future product candidates. Our competitors may also develop and succeed in obtaining approval for drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than we are in manufacturing and marketing their products. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidate or any future product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenue. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical study sites and enrolling patients for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We are obligated to use commercially reasonable efforts to (i) develop, commercialize, market and sell licensed products in a manner consistent with a development plan submitted to Vanderbilt by April 2023 and (ii) achieve certain financing, development, regulatory and clinical milestone events, including, among other things, raising $5 million in financing to advance the development program, commencement of various clinical trials by target dates according to the development plan and the filing of an Investigational New Drug Application (“IND”) by the end of 2032.

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

As of March 3, 2025, our patent portfolio includes one patent family directed to MPLA formulations, including Gemini. This patent family includes one U.S. application, one European Patent Organization (“EPO”) application, and one Canadian application. Our portfolio additionally includes a Patent Cooperation Treaty (“PCT”) application directed to methods of using MPLA formulations, including Gemini, as an adjuvant to traditional allergy immunotherapy, such as oral allergy immunotherapy. Regarding our GEM-AKI and GEM-CKD programs, our portfolio also includes a patent family directed to the use of MPLA formulations for the prevention of loss of function associated with acute organ disease and chronic organ disease. This patent family includes one application in the U.S., as well as applications filed in the EPO, China, Japan, South Korea, and Canada. Finally, we have licensed from Vanderbilt University a patent directed to methods of using PHAD for treating or preventing infections.

Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, or which effectively prevent others from commercializing competitive technologies and product candidates.

Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay incurred by the U.S. Patent and Trademark Office (the “USPTO”) in examining the patent application (patent term adjustment, or “PTA”) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension, or “PTE”), or both. In addition, we cannot provide any assurance that any patents will be issued from our pending or future applications or that any issued patents will adequately protect our products or product candidates.

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

Employees

As of March 3, 2025, we had 8 full-time employees and one part-time employee, 5 of whom are engaged in research and development activities or operations and 4 of whom are engaged in general and administrative activities or operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations (“CROs”), clinical investigators and contract manufacturing organizations (“CMOs”) will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), its implementing regulations, and other federal, state and local statutes and regulations. Drugs are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For drug product candidates regulated under the FD&C Act, FDA must approve a New Drug Application (“NDA”). The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;
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
•
approval by an institutional review board (“IRB”), or independent ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”), requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (“HHS”) (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and similar state laws, each as amended, as applicable.

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

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act also codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”).

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

Additionally, the Physician Payment Sunshine Act (the “Sunshine Act”) within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. This information is made publicly available on a CMS website, and failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

We expect additional state, federal and foreign healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for health products, which could result in reduced demand for our products, if approved or additional pricing pressure. For instance, in December 2021, the European Union (“EU”) Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, as well as certain high-risk medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Pediatric information and exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement to an NDA must contain data from pediatric studies that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Under the Food and Drug Administration Safety and Innovation Act, the FDA has additional authority to take action against manufacturers not adhering to pediatric study requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

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

The Hatch-Waxman Act

Abbreviated new drug applications

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent that claims to cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application (“ANDA”). Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Unless the context otherwise requires, references herein to “Program Products” refers to Revelation’s GEM-AKI, GEM-CKD, and GEM-PSI programs.

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

We are not profitable and have incurred net losses since our inception. As of December 31, 2024, we had an accumulated deficit of $40.5 million. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, conduct clinical studies, and seek regulatory approvals for, our Program Products, and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing and clinical study activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have, had and will continue to have a material adverse effect on our stockholders’ equity and working capital.

We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that our audited financial statements for December 31, 2024 were issued, which raises substantial doubt about our ability to continue as a going concern. In our own required quarterly assessments, we may continue to conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern.

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

We have no products approved for marketing in any jurisdiction, and our Program Products are in early stages of development. We have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of and obtain the regulatory and marketing approvals necessary to commercialize one or more of our Program Products. We do not anticipate generating revenue from product sales in the next couple of years. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We are focused on the development of GEM-AKI, GEM-CKD, and GEM-PSI which are in pre-clinical development working towards early clinical trials.

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

In addition, Congress recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase 3 of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates or what specific information FDA will expect in such plans. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

We are focusing our time and financial resources in the clinical development of GEM-AKI, GEM-CKD, and GEM-PSI. If we cannot successfully develop, obtain regulatory approval for, and commercialize our Program Products, we may not be able to continue our operations. The future regulatory approval and commercial success of our Program Products are subject to a number of risks, including the following:

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
•
the regulatory agencies may not approve the formulation, labeling or specifications of GEM-AKI, GEM-CKD, GEM-PSI, or other future product candidates;
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

If our competitors market products that are more effective, safer or cheaper than our products or that reach the market sooner than our products, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in other technologies. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies, products or product candidates obsolete, less competitive or not economical. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly longer operating histories and greater experience than we have in undertaking preclinical studies and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

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

Until such time, if ever, as we establish a manufacturing facility that has been properly validated to comply with FDA or other comparable regulatory agencies cGMP requirements, we will not be able to independently manufacture Program Products for our planned preclinical and clinical programs. We currently rely on a third-party manufacturer for the production of our clinical study materials., GEM-AKI, GEM-CKD, and GEM-PSI have been and for the near-term will be manufactured by a single third-party manufacturer. This manufacturer may not be able to scale production to the larger quantities required for large clinical studies and to commercialize GEM-AKI, GEM-CKD, and GEM-PSI, if approved. Also, the third-party manufacturers may not be able to produce Program Products that meet the quality requirements. In the event that this third-party manufacturer does not successfully carry out its contractual duties, meet expected deadlines or manufacture our products in accordance with regulatory requirements or if there are disagreements between us and this third-party manufacturer, we will not be able to complete, or may be delayed in completing, the clinical studies required. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Certain raw materials necessary for the manufacture of our Program Products, such as our active pharmaceutical ingredient, are available only from a single supplier. Any significant delay in the acquisition or decrease in the availability of these raw materials from our supplier could considerably delay their manufacture, which could adversely impact the timing of any planned studies or the regulatory approvals. The FDA and other comparable foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and other comparable foreign regulatory authorities also inspect these facilities to confirm compliance with cGMP.

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

We are in the early stages of building the full management team and employee base that we anticipate we will need to complete the development of our Program Products and other future product candidates. As of March 3, 2025, we had 9 employees.

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

Our drug development programs, and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. For example, we have recently licensed a patent from Vanderbilt University which is the basis of GEM-PSI.

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

We have completed a Phase 2 clinical study in Europe and we will continue to collect, process, use or transfer personal information from individuals located in the European Economic Area (“EEA”) in connection with our business, including in connection with conducting clinical studies in the EEA. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the EEA. The collection and use of personal health data in the EEA is governed by the provisions of the General Data Protection Regulation ((EU) 2016/679) (“GDPR”), along with other European Union and country-specific laws and regulations. The United Kingdom and Switzerland have also adopted data protection laws and regulations. These legislative acts (together with regulations and guidelines) impose requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such data outside of the EEA, including to the United States, providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers or corporate representatives, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the EEA and other states in the EEA may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations. European data protection authorities may interpret the GDPR and national laws differently and may impose additional requirements, which adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

Loss of Emerging Grown Company Status

We are no longer an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startup Act of 2012, as amended. As a result, we are now subject to additional regulatory and compliance obligations, which may increase our costs, divert management’s attention, and adversely affect our financial condition. These obligations include:

•
Enhanced disclosures: We must provide expanded executive compensation disclosures and comply with new or revised accounting standards on the same timeline as non-EGC public companies.
•
Reduced flexibility: We can no longer use EGC exemptions for test-the-waters communications or scaled executive compensation disclosures.

Our transition from EGC status became effective on December 31, 2024, as we exceeded the five-year anniversary of our initial public offering. However, we continue to qualify as a smaller reporting company under SEC rules and as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which permits certain scaled disclosures but does not alleviate all obligations triggered by the loss of EGC status. Compliance with these requirements may strain our financial and operational resources and could make us less attractive to investors accustomed to EGC reporting standards.

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

The Company has granted a number of its stockholders’ registration rights with respect to their shares of common stock. See the section titled “Registration Rights.” Such future sales of our shares of common stock by our existing stockholders, pursuant to and in accordance with the provisions of any registration statement, may have a depressive effect on the market price of our shares of common stock. Further, in general, under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), a person who has satisfied a minimum holding period of between six months and one-year and any other applicable requirements of Rule 144, may thereafter sell such shares publicly. A significant number of our currently issued and outstanding shares of common stock held by existing stockholders, including officers and directors and other principal stockholders are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. The possible future sale of our shares by our existing stockholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of our shares of common stock in the applicable trading marketplace.

FINRA has adopted sales practice requirements, which may also limit a stockholder’s ability to buy and sell our common stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares of common stock.

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act relating to internal control over financial reporting, referred to as Section 404, materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome.

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

Our Charter provides that, subject to limited exceptions, any (i) derivative action or proceeding brought on our behalf of under Delaware law, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of Revelation to its stockholders, (iii) any action asserting a claim against Revelation or any of its directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the Charter or the Bylaws of Revelation (in each case, as may be amended from time to time), (iv) any action asserting a claim against Revelation or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware or (v) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, in all cases subject to the court’s having personal jurisdiction over all indispensable parties named as defendants shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware. The Charter also provides that unless a majority of the Board of Revelation, acting on behalf of Revelation, consents in writing to the selection of an alternative forum (which consent may be given at any time, including during the pendency of litigation), the federal district courts of the United States of America, to the fullest extent permitted by law, will be the sole and exclusive forum for the resolution of any action asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of Revelation’s capital stock shall be deemed to have notice of and to have consented to the provisions of Revelation’s certificate of incorporation described above. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

Revelation’s common stock and Public Warrants are listed on the Nasdaq Capital Market listing tier (“Nasdaq Capital Market”) under the symbols “REVB” and “REVBW,” respectively. If Nasdaq delists the Revelation common stock and Public Warrants from trading on its exchange for failure to meet the listing standards such as the minimum public stockholders equity requirement, minimum bid price, for failure to hold an annual stockholders meeting, or any other listing standards, we and our stockholders could face significant material adverse consequences including:

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

Historically, warrants were reflected on a company’s balance as a component of equity as opposed to liabilities on the balance sheet and the statements of operations did not include subsequent non-cash changes in estimated fair value of the warrants, based on the prevailing application of the Financial Accounting Standards Boar (“FASB”) Accounting Standards Codification (“ASC”) including ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for certain types of common stock warrants as current liabilities if the warrant fails the equity classification criteria. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date (based upon option pricing models since in most cases there is no public market for the warrants) and remeasured at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liabilities within the consolidated statements of operations. One result of this accounting treatment is that as the market price of the Company’s common stock increases, the value of the warrant liability increases, resulting in a non-cash charge to earnings in the quarter in which the revaluation took place. Conversely, if the common stock price declines, the warrant liability is reduced and the Company recognizes income in the quarter in the amount of the reduction in the liability. Due to specific provisions within the warrant agreement for the Class C Common Stock Warrants (defined below) and the Company’s application of ASC 480 and ASC 815 to the warrant agreement, we assessed our accounting for the Class C Common Stock Warrants (defined below) as a warrant liability. Future issuances of warrants may be accounted for on the same basis.

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

Item 2. Property.

Our corporate headquarters is located at 4660 La Jolla Village Dr., Suite 100, San Diego, California, where we currently have access to office space on an as-needed basis. We believe that our current space is adequate for our needs. We lease laboratory space located at 11011 Torreyana Rd., Suite 102, San Diego, California, which consists of approximately 2,140 square feet. The lease expires on February 28, 2025 and will continue on a month to month basis. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and Public Warrants are traded on the Nasdaq Capital Market under the symbols “REVB” and “REVBW”, respectively.

Holders of Record

As of March 3, 2025, there were approximately 23 stockholders of record of our common stock and 29 holders of record of our warrants. Because many of our securities are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

Revelation is a clinical-stage life science company that is focused on rebalancing inflammation to optimize health using its proprietary formulation Gemini. We are developing a pipeline of potential high-value products based on Gemini. Gemini is our proprietary formulation of PHAD an established TLR4 agonist that can stimulate the human body’s innate immune response to prevent and treat disease. Our current Gemini based programs consist of: GEM-AKI, which is being developed as a potential therapy for the prevention and treatment of acute kidney injury; GEM-CKD, which is being developed as a potential therapy for the prevention and treatment of chronic kidney disease; and GEM-PSI, which is being developed for the prevention and treatment of post surgical infection.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of GEM-AKI, GEM-CKD and GEM-PSI, our product candidates.

We have funded our operations since our inception to December 31, 2024 through the issuance and sale of our capital stock, from which we have raised net proceeds of $56.7 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one-year after the date that our audited financial statements for December 31, 2024 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $15.0 million for the year ended December 31, 2024 and $0.1 million for the year ended December 31, 2023, respectively. As of December 31, 2024 we had an accumulated deficit of $40.5 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

Recent Developments

2025 Reverse Stock Split

On January 28, 2025, the Company effected a 1-for-16 reverse stock split of our outstanding shares of common stock, which had been approved at a special meeting of stockholders.

NASDAQ Compliance

As previously reported on October 16, 2024, the Company received a letter from Nasdaq notifying the Company of its noncompliance with Nasdaq Listing Rule 5550(a)(2) by failing to maintain a minimum bid price for its common stock of at least $1.00 per share for 30 consecutive business days. The Company had until February 14, 2025, to regain compliance by having a minimum closing bid price of at least $1.00 per share for at least 10 consecutive business days. On February 19, 2025 the Company received a formal notice from Nasdaq stating that the Company’s common stock will continue to be listed and traded on Nasdaq, due to the Company having regained compliance with the minimum bid price requirement, and all applicable listing standards.

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

Other (Expense) Income, Net

Other (expense) income, net primarily consists of the change in fair value of warrant liability, LifeSci Capital LLC judgment expense and reimbursement of legal costs, clinical trial related settlement expenses with A-IR Clinical Research Ltd., foreign currency transaction gains and losses, interest expense and interest income from our cash balances in savings accounts.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$3,548,996	$4,145,902	$(596,906)
General and administrative	4,426,113	4,510,762	(84,649)
Total operating expenses	7,975,109	8,656,664	(681,555)
Loss from operations	(7,975,109)	(8,656,664)	681,555
Total other (expense) income, net	(7,063,427)	8,536,410	(15,599,837)
Net loss	$(15,038,536)	$(120,254)	$(14,918,282)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,
	2024	2023	Change
GEM-AKI, GEM-CKD and GEM-PSI clinical study expenses	$1,681,731	$209,702	$1,472,029
Manufacturing expenses	390,022	697,429	(307,407)
Other program expenses	77,679	2,190,493	(2,112,814)
Other expenses	172,369	282,948	(110,579)
Personnel expenses (including stock-based compensation)	1,227,195	765,330	461,865
Total research and development expenses	$3,548,996	$4,145,902	$(596,906)

Research and development expenses decreased by $0.6 million, from $4.1 million for the year ended December 31, 2023 to $3.5 million for the year ended December 31, 2024. The decrease was primarily due to decreases of $2.1 million in other program expenses and $0.3 million in manufacturing expenses, offset by increases of $1.5 million in clinical study expenses related to GEM-AKI, GEM-CKD and GEM-PSI and $0.5 million in personnel expenses. Other program expenses include pre-clinical costs and clinical preparation costs primarily for programs GEM-AKI, GEM-CKD and GEM-PSI.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Year Ended December 31,
	2024	2023	Change
Personnel expenses (including employee stock-based compensation)	$2,768,602	$2,272,005	$496,597
Legal and professional fees	1,274,567	1,844,077	(569,510)
Other expenses	382,944	394,680	(11,736)
Total general and administrative expenses	$4,426,113	$4,510,762	$(84,649)

General and administrative expenses decreased by $0.1 million, from $4.5 million for the year ended December 31, 2023 to $4.4 million for the year ended December 31, 2024. The decrease was primarily due to a decrease of $0.6 million in legal and professional fees, offset by an increase of $0.5 million in personnel expenses.

Other (Expense) Income, Net

Other (expense) income, net was $8,536,410 for the year ended December 31, 2023, related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts. Other (expense) income, net was ($7,063,427) for the year ended December 31, 2024, primarily related to the LifeSci Capital LLC judgment expense and reimbursement of legal costs, clinical trial related settlement expenses with A-IR Clinical Research Ltd. and expenses in connection with the deferred underwriting commissions, offset by interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to December 31, 2024, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $56.7 million, of which $12.8 million was received during the year ended December 31, 2024. As of December 31, 2024, we had available cash and cash equivalents of $6.5 million and an accumulated deficit of $40.5 million.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $15.0 million for the year ended December 31, 2024. As of December 31, 2024 we had an accumulated deficit of $40.5 million, a stockholders’ equity of $4.7 million and available cash and cash equivalents of $6.5 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for GEM-AKI, GEM-CKD, GEM-PSI or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that our audited financial statements for December 31, 2024 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The audited consolidated financial statements for December 31, 2024, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(18,321,276)	$(7,286,286)
Net cash used in investing activities	(19,171)	-
Net cash provided by financing activities	12,847,764	14,025,008
Net (decrease) increase in cash and cash equivalents	$(5,492,683)	$6,738,722

Net Cash Used in Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $18.3 million, which consisted of a net loss of $15.0 million and a net change of $3.4 million in our net operating assets and liabilities.

During the year ended December 31, 2023, net cash used in operating activities was $7.3 million, which consisted of a net income of $0.1 million and a net change of $8.1 million comprised of the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense, offset by a net change of $1.0 million in our net operating assets and liabilities.

Net Cash Used in Investing Activities

During the year ended December 31, 2024, net cash used in investing activities consisted of a purchase of lab equipment.

During the year ended December 31, 2023, there was no cash used in investing activities.

Net Cash Provided by Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $12.8 million, from net proceeds of $5.4 million received in connection with the February 2024 Public Offering (defined below), $0.2 million received from exercises of the Class D Common Stock Warrants (defined below), net proceeds of $3.5 million received in connection with the Class D Warrant Inducement (defined below) and net proceeds of $3.7 million received in connection with the Class E Warrant Inducement (defined below).

During the year ended December 31, 2023, net cash provided by financing activities was $14.0 million from the February 2023 Public Offering (defined below).

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2024 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods:

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”). The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using industry experience and other factors; however, actual results could differ materially from these estimates and could have an adverse effect on our consolidated financial statements. While our significant accounting policies are more fully described in the notes to our consolidated financial statements, we believe that the accounting policies discussed below are most critical to understanding and evaluating our historical and future performance.

Research and Development Expenses

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services). Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

We record accruals for estimated research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, we accrue the expenses as goods or services are used or rendered. Clinical trial site costs related to patient enrollment are accrued as patients enter and progress through the trial. Upfront costs, such as costs associated with setting up clinical trial sites for participation in the trials, are expensed immediately once incurred as research and development expenses.

Stock-based Compensation

We recognize the compensation expense related to stock options, third-party warrants, and restricted stock unit (“RSU”) awards granted, based on the estimated fair value of the awards on the date of grant. The fair value of employee stock options and third-party warrants are generally determined using the Black-Scholes option-pricing model using various inputs, including estimates of historic volatility, term, risk-free rate, and future dividends. The grant date fair value of the stock-based awards, which have graded vesting, is recognized using the straight-line method over the requisite service period of each stock-based award, which is generally the vesting period of the respective stock-based awards. The Company recognizes forfeitures as they occur.

As of December 31, 2024, there were 3 Rollover RSU awards vested and unissued and 64 stock options outstanding.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the presentation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors, including their ages as of March 3, 2025:

Name	Age	Position
BOARD OF DIRECTORS
George Tidmarsh, M.D., Ph.D.	65	Chairman and Director
James Rolke	56	Director and Chief Executive Officer
Jennifer Carver, BSN, MBA	71	Director
Jess Roper	60	Director
Lakhmir Chawla, M.D.	54	Director
EXECUTIVE OFFICERS
James Rolke	56	Director and Chief Executive Officer
Chester S. Zygmont, III	44	Chief Financial Officer

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

James Rolke — Director and Chief Executive Officer. Mr. Rolke cofounded and has been the Chief Executive Officer and a director of Revelation since its inception in May 2020. Mr. Rolke has over 30 years of experience in the biotechnology industry, spanning all areas and phases of drug development. Prior to joining the Company, beginning in 2012, Mr. Rolke was employed at La Jolla in various leadership roles overseeing Research and Development and serving as Chief Scientific Officer from 2017 to 2020. While at La Jolla, Mr. Rolke oversaw the development of multiple technologies including six INDs and two marketing approvals: Giapreza for the treatment of distributive shock (US FDA and EMEA) and artesunate for the treatment of severe malaria. Prior to La Jolla, from July 2009 to January 2012 Mr. Rolke was Chief Technology Officer at Pluromed, Inc. (acquired by Sanofi) and played a key role in the approvals of two medical devices via the 510(k) and premarket approval application approval pathways. Prior to Pluromed, Mr. Rolke held several key positions at biotechnology companies, including Director of Operations at Prospect Therapeutics, Inc., Associate Director of Pharmaceutical Development at Mersana Therapeutics, Inc., Manager of Process Development at GlycoGenesys, Inc., Principal Scientist at Surgical Sealants, Inc., Scientist at GelTex, Inc., and Associate Scientist at Alpha-Beta Technology, Inc. Mr. Rolke received his B.S. in chemistry from Keene State College. We believe that Mr. Rolke is qualified to serve as a director based on his role as our Chief Executive Officer and his extensive management experience in the biotechnology industry.

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

Lakhmir Chawla, M.D. — Director. Dr. Chawla is currently the Chief Executive Officer of Exthera Medical. Previously, Dr. Chawla was the Chief Medical Officer of Silver Creek Pharma where he oversaw the Acute Ischemic Stroke development program and initiation of the ARPEGGIO neuroprotection study. Prior to that, Dr. Chawla was the Chief Medical Officer at La Jolla Pharmaceutical Company where he oversaw the development and conduct of the Phase 3 ATHOS-3 trial. Prior to joining La Jolla, Dr. Chawla was a Professor of Medicine at the George Washington University, where he had dual appointments in the Department of Anesthesiology and Critical Care Medicine and in the Department of Medicine, Division of Renal Diseases and Hypertension. Dr. Chawla is an internationally renowned expert in the field of acute kidney injury (AKI) and shock. He is the author of over 160 peer-reviewed publications and a recipient of the International Vicenza Award for Critical Care Nephrology; an award that recognizes individuals who have made seminal clinical research advancements that have significantly improved the care of critically ill patients with AKI and have been adopted worldwide. He remains an active investigator in the fields of AKI biomarkers, AKI risk prediction, AKI therapeutics and chronic kidney disease caused by AKI.

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
•
The Class B directors are Messrs. Rolke and Roper, and their terms will expire at the annual meeting of stockholders held in 2027; and
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

Attendance of Directors at Board Meetings and Annual Meeting of Stockholders

During 2024, the Board of Directors met six times, the Compensation Committee met one time, the Nominating and Corporate Governance Committee met one and the Audit Committee met four times. Each director who was on the Board during this timeframe attended at least 100% of the aggregate number of meetings held during his or her term of service. In 2024, the Company held its Annual Meeting of Stockholders which was attended by Mr. Rolke. The Company does not have a policy requiring its directors to attend the Annual Meeting of Stockholders.

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

The Executive Employment Agreements provide for an annual base salary of $400,000 for Mr. Rolke and $320,000 for Mr. Zygmont. Messrs. Rolke and Zygmont are also eligible to receive an annual performance bonus targeted at 40% for Mr. Rolke and 35% for Mr. Zygmont of their respective base salaries or as otherwise determined in the sole discretion of the board (each, an “Annual Bonus”), as well as equity incentive grants as determined by the Board in its sole discretion. On January 6, 2025, the Compensation Committee increased the annual base salary for Mr. Rolke to $589,050 and for Mr. Zygmont to $425,250, retroactive to January 1, 2025 and approved payment of the 2024 annual performance bonuses for Mr. Rolke in the amount of $280,500 and Mr. Zygmont in the amount of $162,000. On January 19, 2024, the Compensation Committee increased the annual base salary for Mr. Rolke to $561,000 and for Mr. Zygmont to $405,000, retroactive to January 1, 2024 and approved payment of the 2023 annual performance bonuses for Mr. Rolke in the amount of $237,500 and Mr. Zygmont in the amount of $142,579. On April 13, 2023, the Compensation Committee increased the annual base salary for Mr. Rolke to $475,000 and for Mr. Zygmont to $356,448, retroactive to January 1, 2023. In addition, the Compensation Committee increased Messrs. Rolke and Zygmont annual performance bonus targets to 50% for Mr. Rolke and 40% for Mr. Zygmont of their respective base salaries or as otherwise determined in the sole discretion of the board (each, an “Annual Bonus”).

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

Historically, our executive compensation program has reflected our growth and development-oriented corporate culture. To date, the compensation of our Chief Executive Officer and President and our other executive officers identified in the 2024 and 2023 Summary Compensation Table below, who we refer to as the named executive officers, has consisted of a combination of base salary, bonuses and long-term incentive compensation in the form of restricted common stock awards and incentive stock options. Our named executive officers who are full-time employees, like all other full-time employees, are eligible to participate in our retirement and health and welfare benefit plans. We will continue to evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances merit. At a minimum, we review executive compensation annually with input from a compensation consultant. As part of this review process, we expect the board of directors and the compensation committee to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive with our peers. In connection with our executive compensation program, we will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

Summary Compensation Table

The following table shows the total compensation awarded to, earned by, or paid to during the years ended December 31, 2024 and 2023 to our executive officers who earned more than $100,000 during each of the years ended December 31, 2024 and 2023 and were serving as named executive officers as of such date.

Our named executive officers for 2024 and 2023 who appear in the Summary Compensation Table are:

•
James Rolke, our President and Chief Executive Officer; and
•
Chester S. Zygmont, III, our Chief Financial Officer.

The following table sets forth, for the years ended December 31, 2024 and 2023, all compensation paid, distributed or earned for services, including salary and bonus amounts, rendered in all capacities by the Company’s named executive officers. The information contained below represents compensation earned by the Company’s officers for their work related to the Company:

						Non-equity incentive plan compensation ($)
Name and Position	Year	Salary ($)	Bonus ($)(1)	Stock-based awards ($)	Option-based awards ($)	Annual incentive plans	Long term incentive plans	All other compensation ($)(2)	Total compensation ($)
James Rolke	2024	561,000	237,500	—	—	—	—	14,726	813,226
CEO	2023	475,000	160,000	—	—	—	—	14,250	649,250
Chester S. Zygmont, III	2024	405,000	142,579	—	—	—	—	16,427	564,006
CFO	2023	356,448	112,000	—	—	—	—	10,693	479,141

____________

(1)
The amounts reflected in the column entitled “Bonus” reflect the cash amount of bonus earned by each of the officers in consideration for their fiscal 2024 and 2023 performance, respectively, but paid to such officers during fiscal 2025 and 2024, respectively.
(2)
Unless otherwise indicated, the amounts reported in this column represent the Company’s matching contribution to the named executive officers Simple IRA plan account paid by the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Outstanding Equity Awards

The following table provides information regarding the 2021 Equity Incentive Plan awards and the 2020 Equity Incentive Plan awards for each named executive officer outstanding as of December 31, 2024:

		Option-based Awards			Stock-based Awards
Name	Date of Grant(1)	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options at December 31, 2024 ($)	Number of shares or units of shares that have not vested (#)	Market or payout value of share awards that have not vested ($)
James Rolke, CEO	2/25/2022	5	$23,520.00	2/25/2032	—	—	—
Chester S. Zygmont, III, CFO	2/25/2022	1	$23,520.00	2/25/2032	—	—	—

____________

(1) The stock options vest 25% on the one-year anniversary of the grant date, and thereafter quarterly over a three-year period, subject to continued service through each such vesting date.

Pay Versus Performance Disclosure

Pay Versus Performance Table

As required by Section 953(a) of the Dodd-Frank Act and Item 402(v) of SEC Regulation S-K, we are providing the following information about the relationship between “compensation actually paid” to our “named executive officers,” within the meaning of such rules, and certain financial performance measures of our Company. The table below provides information regarding compensation actually paid to our CEO, who serves as our principal executive officer (“PEO”), and compensation actually paid to our CFO, our only other non-PEO named executive officer, during each of the past two fiscal years, as well as our total stockholder return and net loss for each of the past two fiscal years.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)(3)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers(4)	Average Compensation Actually Paid to Non-PEO Named Executive Officers(5)(6)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(7)	Net Loss (millions)(8)
2024	$813,226	$813,226	$564,006	$564,006	$0.23	$(15.04)
2023	$649,250	$649,250	$479,141	$479,141	$3.07	$(0.12)

(1)
Amounts reported represent the Summary Compensation Table total for our CEO for each of the fiscal years presented. See “Executive Compensation—Summary Compensation Table.”
(2)
Amounts reported represent compensation actually paid to our CEO for each of the fiscal years presented. The dollar amounts in this column do not reflect the actual amount of compensation earned by or paid to our CEO during the applicable fiscal year.

(3)
Compensation actually paid to our PEO consists of the following amounts deducted from or added to the Summary Compensation Table total for our CEO for each of the fiscal years presented:

James Rolke
Summary Compensation Table Total for Fiscal 2024	$813,226
Deduct: Stock awards(a)	—
Deduct: Option awards(b)	—
Add: Fiscal year-end value of equity awards granted during the fiscal year that are outstanding and unvested(c)	—
Add: Change in fair value of equity awards granted in prior fiscal years that are outstanding and unvested(d)	—
Add: Change in fair value of equity awards granted in prior fiscal years that vested during the fiscal year(e)	—
Add: Value of dividend equivalents accrued on equity awards during the fiscal year	—
Compensation Actually Paid for Fiscal 2024	$813,226

Summary Compensation Table Total for Fiscal 2023	$649,250
Deduct: Stock awards(a)	—
Deduct: Option awards(b)	—
Add: Fiscal year-end value of equity awards granted during the fiscal year that are outstanding and unvested(c)	—
Add: Change in fair value of equity awards granted in prior fiscal years that are outstanding and unvested(d)	—
Add: Change in fair value of equity awards granted in prior fiscal years that vested during the fiscal year(e)	—
Add: Value of dividend equivalents accrued on equity awards during the fiscal year	—
Compensation Actually Paid for Fiscal 2023	$649,250

(a) Represents the total of the amounts reported in the “Stock Awards” column in the Summary Compensation Table for the applicable fiscal year.

(b) Represents the total of the amounts reported in the “Option Awards” column in the Summary Compensation Table for the applicable fiscal year.

(c) Represents the fiscal year-end value of equity awards granted during the applicable fiscal year that are outstanding and unvested as of the end of such applicable fiscal year.

(d) Represents the amount of change as of the end of the applicable fiscal year (from the end of the prior fiscal year) in fair value of any equity awards granted in prior fiscal years that are outstanding and unvested as of the end of such applicable fiscal year.

(e) Represents the amount of change as of the vesting date (from the end of the prior fiscal year) in fair value of any equity awards granted in prior fiscal years that vested during the applicable fiscal year.

Since we do not have a pension plan, all of the foregoing adjustments are equity award adjustments for each applicable fiscal year and include the addition (or subtraction, as applicable) of the following: (i) the fiscal year-end fair value of any equity awards granted in the applicable fiscal year that are outstanding and unvested as of the end of such applicable fiscal year; (ii) the amount of change as of the end of the applicable fiscal year (from the end of the prior fiscal year) in fair value of any equity awards granted in prior fiscal years that are outstanding and unvested as of the end of such applicable fiscal year; (iii) for equity awards that are granted and vest in the same applicable fiscal year, the fair value as of the vesting date; (iv) for equity awards granted in prior fiscal years that vest in the applicable fiscal year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for equity awards granted in prior fiscal years that are determined to fail to meet the applicable vesting conditions during the applicable fiscal year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on equity awards in the applicable fiscal year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for such applicable fiscal year. Adjustments as provided in clauses (iii) and (vi) are inapplicable for all of the fiscal years presented in the table.

The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The value of option awards is based on the fair value as of the end of the covered fiscal year or change in fair value during the covered fiscal year, in each case based on our Black-Scholes option pricing model, the assumptions of which are described in Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

(4)
Average Summary Compensation Table total for non-PEO named executive officers reflects the Summary Compensation Table total for Chester S. Zygmont, III.

(5)
The amounts in this column represent the compensation actually paid to Chester S. Zygmont, III, our only other non-PEO named executive officer, for each of the fiscal years presented. The dollar amounts in this column do not reflect the actual average amount of compensation earned by or paid to the non-PEO during the applicable fiscal year.
(6)
Average compensation actually paid to our non-PEO named executive officer consists of the following amounts deducted from or added to the Summary Compensation Table total for our CFO for each of the fiscal years presented:

Chester S. Zygmont, III
Summary Compensation Table Total for Fiscal 2024	$564,006
Deduct: Stock awards(a)	—
Deduct: Option awards(b)	—
Add: Fiscal year-end value of equity awards granted during the fiscal year that are outstanding and unvested(c)	—
Add: Change in fair value of equity awards granted in prior fiscal years that are outstanding and unvested(d)	—
Add: Change in fair value of equity awards granted in prior fiscal years that vested during the fiscal year(e)	—
Add: Value of dividend equivalents accrued on equity awards during the fiscal year	—
Compensation Actually Paid for Fiscal 2024	$564,006

Summary Compensation Table Total for Fiscal 2023	$479,141
Deduct: Stock awards(a)	—
Deduct: Option awards(b)	—
Add: Fiscal year-end value of equity awards granted during the fiscal year that are outstanding and unvested(c)	—
Add: Change in fair value of equity awards granted in prior fiscal years that are outstanding and unvested(d)	—
Add: Change in fair value of equity awards granted in prior fiscal years that vested during the fiscal year(e)	—
Add: Value of dividend equivalents accrued on equity awards during the fiscal year	—
Compensation Actually Paid for Fiscal 2023	$479,141

(a) Represents the total of the amounts reported in the “Stock Awards” column in the Summary Compensation Table for the applicable fiscal year.

(b) Represents the total of the amounts reported in the “Option Awards” column in the Summary Compensation Table for the applicable fiscal year.

(c) Represents the fiscal year-end value of equity awards granted during the applicable fiscal year that are outstanding and unvested as of the end of such applicable fiscal year.

(d) Represents the amount of change as of the end of the applicable fiscal year (from the end of the prior fiscal year) in fair value of any equity awards granted in prior fiscal years that are outstanding and unvested as of the end of such applicable fiscal year.

(e) Represents the amount of change as of the vesting date (from the end of the prior fiscal year) in fair value of any equity awards granted in prior fiscal years that vested during the applicable fiscal year.

Since we do not have a pension plan, all of the foregoing adjustments are equity award adjustments for each applicable fiscal year and include the addition (or subtraction, as applicable) of the following: (i) the fiscal year-end fair value of any equity awards granted in the applicable fiscal year that are outstanding and unvested as of the end of such applicable fiscal year; (ii) the amount of change as of the end of the applicable fiscal year (from the end of the prior fiscal year) in fair value of any equity awards granted in prior fiscal years that are outstanding and unvested as of the end of such applicable fiscal year; (iii) for equity awards that are granted and vest in the same applicable fiscal year, the fair value as of the vesting date; (iv) for equity awards granted in prior fiscal years that vest in the applicable fiscal year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for equity awards granted in prior fiscal years that are determined to fail to meet the applicable vesting conditions during the applicable fiscal year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on equity awards in the applicable fiscal year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for such applicable fiscal year. Adjustments as provided in clauses (iii) and (vi) are inapplicable for all of the fiscal years presented in the table.

The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The value of option awards is based on the fair value as of the end of the covered fiscal year or change in fair value during the covered fiscal year, in each case based on our Black-Scholes option pricing model, the assumptions of which are described in Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

(7)
The total shareholder return is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our common stock price at the end and the beginning of the measurement period by our stock price at the beginning of the measurement period.
(8)
Amounts reported represent the amount of net loss reflected in our audited consolidated financial statements for the applicable fiscal year and is presented in thousands.

Pay Versus Performance Relationship

In accordance with Item 402(v) of SEC Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay versus Performance table above.

Compensation Actually Paid and Company TSR. As demonstrated by the following graph, the amount of compensation actually paid to our NEOs is generally aligned with our cumulative total stockholder return (“TSR”) (assuming reinvestment of dividends) on $100 invested in our common stock over the three fiscal years presented in the table. The overall alignment of compensation actually paid with our cumulative TSR over the period presented is because a significant portion of the compensation actually paid to our NEOs is comprised of equity awards, the value of which is driven by our stock price.

Compensation Actually Paid and Net Loss. As demonstrated by the following graph, the amount of compensation actually paid to our NEOs is not necessarily aligned with our net loss for each of the two fiscal years presented in the table.

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

The following table sets forth the total cash and equity compensation paid to our non-employee directors for service on our board of directors during 2024:

Name	Fees earned or paid in cash ($)	Option-based awards ($)	Total ($)
George Tidmarsh, M.D., Ph.D.	60,000	—	60,000
Jennifer Carver, BSN, MBA	60,000	—	60,000
Jess Roper	60,000	—	60,000
Lakhmir Chawla, M.D.	60,000	—	60,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table also sets forth information known to us regarding the beneficial ownership of our common stock as of March 3, 2025:

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

The beneficial ownership of our common stock is based on 905,228 shares of common stock issued and outstanding as of March 3, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

Name	Number of Shares Beneficially Owned	Beneficial Ownership (%)
Directors and Officers of Revelation(1):
James Rolke(2)	30,142	3.2%
George F. Tidmarsh M.D., Ph.D.(3)	281	*
Jennifer Carver, BSN, MBA(4)	200	*
Jess Roper(5)	196	*
Lakhmir Chawla, M.D.(6)	181	*
Chester S. Zygmont, III(7)	15,090	1.6%
All Directors and Officers as a Group (Six Individuals)	46,090	5.0%

____________

* Less than one percent.

(1)
Unless otherwise indicated, the business address of each of the individuals is c/o Revelation Biosciences, Inc., 4660 La Jolla Village Dr., Suite 100, San Diego, CA 92122.
(2)
Consists of (i) 42 shares of common stock held directly by Mr. Rolke, (ii) 30,095 shares of common stock from the February 11, 2025 Restricted Stock Award (“RSA”) grant to Mr. Rolke, (iii) 2 shares of common stock from Rollover RSU’s vesting and issuable within 60 days to Mr. Rolke, and (iv) 3 shares of common stock underlying Stock Options exercisable within 60 days by Mr. Rolke.
(3)
Consists of (i) 87 shares of common stock held by George Tidmarsh, Trustee George Francis Tidmarsh 2021 Irrevocable Trust, (ii) 181 shares of common stock from the February 11, 2025 RSA grant to Dr. Tidmarsh, and (iii) 13 shares of common stock underlying Stock Options exercisable within 60 days by Dr. Tidmarsh.
(4)
Consists of (i) 6 shares of common stock held directly by Ms. Carver (ii) 181 shares of common stock from the February 11, 2025 RSA grant to Ms. Carver, and (iii) 13 shares of common stock underlying Stock Options exercisable within 60 days by Ms. Carver.
(5)
Consists of (i) 2 shares of common stock held directly by Mr. Roper (ii) 181 shares of common stock from the February 11, 2025 RSA grant to Mr. Roper, and (iii) 13 shares of common stock underlying Stock Options exercisable within 60 days by Mr. Roper.
(6)
Consists of 181 shares of common stock from the February 11, 2025 RSA grant to Dr. Chawla.
(7)
Consists of (i) 28 shares of common stock held by The Zygmont Family Trust Dated October 25, 2016, (ii) 13 shares of common stock held by Czeslaw Capital Fund, LLC, (iii) 15,048 shares of common stock from the February 11, 2025 RSA grant to Mr. Zygmont, and (iv) 1 shares of common stock underlying Stock Options exercisable within 60 days by Mr. Zygmont.

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

Item 14. Principal Accountant Fees and Services

Baker Tilly US, LLP acted as the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by Baker Tilly US, LLP for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Audit Fees(a)	$404,568	$292,833
Tax Fees(b)	15,900	29,203
Other Fees	—	—
Total	$420,468	$322,036

____________

(a) Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q, services that are normally provided in connection with statutory or regulatory filings and fees related to our filing of certain Registration Statements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

EXHIBIT	DESCRIPTION
3.1(1)	Third Amended and Restated Certificate of Incorporation
3.2(2)	Amendment to the Third Amended and Restated Certificate of Incorporation dated January 30, 2023
3.3(3)	Amendment to the Third Amended and Restated Certificate of Incorporation dated January 22, 2024
3.4(4)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Specimen Warrant Certificate for Public Warrants
4.3(1)	Warrant Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company
4.4(5)	Form of Unregistered Class A Common Stock Purchase Warrant dated January 25, 2022
4.5(5)	Form of Unregistered Class A Placement Agent Warrant dated January 25, 2022
4.6(6)	Form of Class B Common Stock Warrant dated July 28, 2022
4.7(6)	Form of Class B Placement Agent Common Stock Purchase Warrant dated July 28, 2022
4.8(6)	Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated July 28, 2022
4.9(7)	Form of Class C Common Stock Warrant dated February 13, 2023
4.10(7)	Form of Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated February 13, 2023
4.11(8)	Form of Class D Common Stock Warrant dated February 5, 2024
4.12(8)	Form of Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated February 5, 2024
4.13(9)	Form of Class E Common Stock Warrant dated August 22, 2024
4.14(10)	Form of Class F Common Stock Warrant dated December 3, 2024
4.15(10)	Form of Class G Common Stock Warrant dated December 3, 2024
4.16*	Description of Securities
10.1†(11)	Revelation Biosciences, Inc. 2021 Equity Incentive Plan, as amended
10.2†(1)	Executive Employment Agreement between Revelation Biosciences, Inc. and James Rolke, effective July 27, 2021
10.3†(1)	Executive Employment Agreement between Revelation Biosciences, Inc. and Chester S. Zygmont, III, effective July 27, 2021
10.4(1)	Revelation Common Stock Warrant Issued to National Securities Corporation
10.5(5)	Securities Purchase Agreement dated January 23, 2022 by and between the Company and Armistice Capital Master Fund Ltd.
10.6(7)	Form of Securities Purchase Agreement dated February 9, 2023
10.7(7)	Form of Placement Agency Agreement Dated February 9, 2023
10.8(8)	Form of Securities Purchase Agreement dated February 1, 2024
10.9(8)	Form of Placement Agency Agreement dated February 1, 2024
14.1(12)	Code of Ethics
14.2*	Insider Trader Policy
21.1(13)	List of Subsidiaries.
23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm of Revelation Biosciences, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97(14)	Claw Back Policy
99.1(12)	Audit Committee Charter
99.2(12)	Compensation Committee Charter
99.3(12)	Nominating Committee Charter
101.INS*	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Scema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The annexes, schedules, and certain exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Revelation hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

(1)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form S-4 filed, as amended (File No. 333- 259638).

(2)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 31, 2023.

(3)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 23, 2024.

(4)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on July 7, 2023.

(5)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 27, 2022.

(6)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-268076).

(7)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on February 13, 2023.

(8)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on February 8, 2024.

(9)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on August 26, 2024.

(10)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on December 6, 2024.

(11)	Previously filed Appendix A to Revelation Biosciences, Inc.’s definitive proxy statement filed on April 16, 2024.

(12)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Annual Report on Form 10-K filed on March 30, 2023.

(13)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 14, 2022.

(14)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Annual Report on Form 10-K filed on March 22, 2024

*	Filed herewith.

†	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: March 6, 2025	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chester S. Zygmont, III and Joseph P. Galda, jointly and severally, their respective attorneys-in-fact, with the power of substitution, for each of them in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their respective substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 6, 2025	By:	/s/ James Rolke
Chief Executive Officer and Director

Date: March 6, 2025	By:	/s/ George F.Tidmarsh, MD, PhD
Chairman and Director

Date: March 6, 2025	By:	/s/ Chester S. Zygmont, III
Chief Financial Officer and Principal Accounting Officer

Date: March 6, 2025	By:	/s/ Jennifer Carver
Director

Date: March 6, 2025	By:	/s/ Jess Roper
Director

Date: March 6, 2025	By:	/s/ Lakhmir Chawla, MD
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REVELATION BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Revelation Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revelation Biosciences, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BAKER TILLY US, LLP

We have served as the Company’s auditor since 2021.

San Diego, California

March 6, 2025

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REVELATION BIOSCIENCES, INC.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,499,018	$11,991,701
Deferred offering costs	—	71,133
Prepaid expenses and other current assets	66,699	84,691
Total current assets	6,565,717	12,147,525
Property and equipment, net	56,332	65,084
Total assets	$6,622,049	$12,212,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$783,621	$1,359,898
Accrued expenses	1,127,800	1,152,460
Deferred underwriting commissions	—	2,911,260
Warrant liability	2,246	141,276
Total current liabilities	1,913,667	5,564,894
Total liabilities	1,913,667	5,564,894
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Common Stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023 and 522,223 and 16,484 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	522	16
Additional paid-in-capital	45,213,498	32,114,801
Accumulated deficit	(40,505,638)	(25,467,102)
Total stockholders’ equity	4,708,382	6,647,715
Total liabilities and stockholders’ equity	$6,622,049	$12,212,609

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$3,548,996	$4,145,902
General and administrative	4,426,113	4,510,762
Total operating expenses	7,975,109	8,656,664
Loss from operations	(7,975,109)	(8,656,664)
Other (expense) income:
Change in fair value of warrant liability	81,441	8,328,937
Other (expense) income, net	(7,144,868)	207,473
Total other (expense) income, net	(7,063,427)	8,536,410
Net loss	$(15,038,536)	$(120,254)

Net loss per share, basic and diluted	$(87.68)	$(8.44)
Weighted-average shares used to compute net loss per share, basic and diluted	171,510	14,246

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022 (as previously reported)	1	$—	77,375	$77	$26,399,224	$(25,346,848)	$1,052,453
Retrospective application of reverse recapitalization	—	—	(72,540)	(72)	72	—	—
Reverse stock split fractional stock round up	—	—	(23)	—	—	—	—
Balance at December 31, 2022	1	$—	4,812	$5	$26,399,296	$(25,346,848)	$1,052,453
Redemption of Series A Preferred Stock	(1)	—	—	—	—	—	—
Issuance of common stock from the February 2023 Public Offering	—	—	6,017	5	33,469	—	33,474
Class C Pre-Funded Warrants exercise	—	—	699	1	33	—	34
Alternative cashless exercise of Class C Common Stock Warrants	—	—	4,948	5	5,526,282	—	5,526,287
RSU awards issued	—	—	8	—	—	—	—
Stock-based compensation expense	—	—	—	—	155,721	—	155,721
Net loss	—	—	—	—	—	(120,254)	(120,254)
Balance as of December 31, 2023	—	$—	16,484	$16	$32,114,801	$(25,467,102)	$6,647,715

Balance as of December 31, 2023 (as previously reported)	—	$—	264,537	$265	$32,114,552	$(25,467,102)	$6,647,715
Retrospective application of reverse recapitalization	—	—	(248,029)	(249)	249	—	—
Reverse stock split fractional stock round up	—	—	(24)	—	—	—	—
Balance at December 31, 2023	—	$—	16,484	$16	$32,114,801	$(25,467,102)	$6,647,715
Issuance of common stock from the February 2024 Public Offering	—	—	8,029	8	5,417,045	—	5,417,053
Class D Pre-Funded Warrants exercise	—	—	77,282	78	49	—	127
Alternative cashless exercise of Class C Common Stock Warrants	—	—	212	—	57,589	—	57,589
Common stock issued for services	—	—	653	1	24,999	—	25,000
Class D Common Stock Warrants exercises	—	—	6,312	6	241,384	—	241,390
Class D Warrant Inducement exercises	—	—	159,249	159	3,501,117	—	3,501,276
Class E Common Stock Warrant Inducement exercises	—	—	254,002	254	3,687,664	—	3,687,918
Stock-based compensation expense	—	—	—	—	168,850	—	168,850
Net loss	—	—	—	—	—	(15,038,536)	(15,038,536)
Balance as of December 31, 2024	—	$—	522,223	$522	$45,213,498	$(40,505,638)	$4,708,382

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,038,536)	(120,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	168,850	155,721
Issuance of common stock for services	25,000	—
Depreciation expense	27,923	25,049
Change in fair value of warrant liability	(81,441)	(8,328,937)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,992	(11,559)
Deferred offering costs	71,133	82,071
Accounts payable	(576,277)	749,660
Accrued expenses	(2,935,920)	161,963
Net cash used in operating activities	(18,321,276)	(7,286,286)
Cash flows from investing activities:
Purchase of property and equipment	(19,171)	—
Net cash used in investing activities	(19,171)	—
Cash flows from financing activities:
Proceeds from the February 2024 Public Offering, net	5,417,053	—
Proceeds from the Class D Common Stock Warrants exercises	241,390	—
Proceeds from Warrant Inducement exercises, net	3,501,276	—
Proceeds from Class D Pre-Funded Warrants exercise	127	—
Proceeds from the Class E Common Stock Warrants exercises	3,687,918	—
Redemption of Series A Preferred Stock	—	(5,000)
Proceeds from the February 2023 Public Offering, net	—	14,029,974
Proceeds from Class C Pre-Funded Warrants exercise	—	34
Net cash provided by financing activities	12,847,764	14,025,008
Net (decrease) increase in cash and cash equivalents	(5,492,683)	6,738,722
Cash and cash equivalents at beginning of period	11,991,701	5,252,979
Cash and cash equivalents at end of period	$6,499,018	$11,991,701

Supplemental disclosure of non-cash investing and financing activities:
Fair Value of Class G Common Stock Warrants	$2,066,429	$—
Fair Value of Class F Common Stock Warrants	$4,104,680	$—
Fair Value of Class E Common Stock Warrants in connection with the Class D Warrant Inducement	$4,887,683	$—
Incremental fair value of the Class D Common Stock Warrants in connection with the Class D Warrant Inducement	$939,679	$—
Equity issuance costs in connection with the Class D Warrant Inducement included in accounts payable	$25,968	$—
Fair Value of Class D Common Stock Warrants in connection with the February 2024 Public Offering	$6,269,684	$—
Fair Value of Class C Common Stock Warrants in connection with the February 2023 Public Offering	$—	$13,996,500
Alternative cashless exercise of Class C Common Stock Warrants	$57,589	$5,526,287
Deferred offering costs included in accounts payable and accrued expenses	$—	$66,033

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Revelation Biosciences, Inc. (collectively with its wholly-owned subsidiaries, referred to as “we,” us,” “our,” “Revelation,” or the “Company”) is a clinical-stage life science company that is focused on rebalancing inflammation to optimize health using its proprietary formulation Gemini. We have multiple ongoing programs to evaluate Gemini, including GEM-AKI as a prevention for acute kidney injury (“AKI”), GEM-CKD as a treatment for chronic kidney disease (“CKD”), and GEM-PSI as a prevention for post surgical infection (“PSI”). The Company was incorporated in the state of Delaware on November 20, 2019 (originally as Petra Acquisition, Inc.) and is based in San Diego, California.

The Company’s common stock and public warrants are listed on the Nasdaq Capital Market under the symbols “REVB” and “REVBW”, respectively.

Reverse Stock Splits

On January 17, 2025, the Company filed a Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation effecting a reverse stock split on January 28, 2025 with a ratio of 1-for-16 (the “2025 Reverse Split”). As a result of the 2025 Reverse Split, every 16 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were outstanding following the 2025 Reverse Split. Any holder of common stock otherwise entitled to a fractional share as a result of the 2025 Reverse Stock Split because they hold a number of shares not evenly divisible by the 2025 Reverse Stock Split ratio will be rounded down to the nearest whole share. In addition, effective as of the same time as the 2025 Reverse Split, proportionate adjustments were made to all then-outstanding equity awards and warrants with respect to the number of shares of common stock subject to such award or warrant and the exercise price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans were proportionately adjusted for the 2025 Reverse Split ratio, such that fewer shares are subject to such plans. All share numbers included herein have been retroactively adjusted to reflect the 1-for-16 Reverse Split (see Note 8).

On January 22, 2024, the Company filed a Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation effecting a reverse stock split on January 25, 2024 with a ratio of 1-for-30 (the “2024 Reverse Split”). As a result of the 2024 Reverse Split, every 30 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were outstanding following the 2024 Reverse Split. Any holder who would have received a fractional share of common stock automatically received an additional fraction of a share of common stock to round up to the next whole share. In addition, effective as of the same time as the 2024 Reverse Split, proportionate adjustments were made to all then-outstanding equity awards and warrants with respect to the number of shares of common stock subject to such award or warrant and the exercise price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans were proportionately adjusted for the 2024 Reverse Split ratio, such that fewer shares are subject to such plans. All share numbers included herein have been retroactively adjusted to reflect the 1-for-30 Reverse Split (see Note 8).

Nasdaq Compliance

As previously reported on October 16, 2024, the Company received a letter from Nasdaq Stock Market (“Nasdaq”) notifying the Company of its noncompliance with Nasdaq Listing Rule 5550(a)(2) by failing to maintain a minimum bid price for its common stock of at least $1.00 per share for 30 consecutive business days. The Company had until February 14, 2025, to regain compliance by having a minimum closing bid price of at least $1.00 per share for at least 10 consecutive business days. On February 19, 2025 the Company received a formal notice from Nasdaq stating that the Company’s common stock will continue to be listed and traded on Nasdaq, due to the Company having regained compliance with the minimum bid price requirement, and all applicable listing standards.

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring losses since its inception, including a net loss of $15.0 million for the year ended December 31, 2024. As of December 31, 2024, the Company had an accumulated deficit of $40.5 million, a stockholders’ equity of $4.7 million and available cash and cash equivalents of $6.5 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for GEM-AKI, GEM-CKD, GEM-PSI or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that the Company’s audited financial statements for December 31, 2024 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The audited consolidated financial statements for December 31, 2024, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Revelation Biosciences, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.

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

Research and Development Expenses

All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services). Payments made prior to the receipt of goods or services to be used for research and development expense are capitalized until the goods or services are received.

The Company records accruals for estimated research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractors bill monthly based on actual services performed. Other contractors bill periodically based upon achieving certain contractual milestones. For the contractors that bill periodically, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs related to patient enrollment are accrued as patients enter and progress through the trial. Upfront costs, such as costs associated with setting up clinical trial sites for participation in the trials, are expensed immediately once incurred as research and development expenses.

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

Basic and Diluted Net Loss per Share

The Company follows the guidance in FASB ASC 260, Earnings per Share (“ASC 260”), which establishes standards regarding the computation of earnings per share. Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In net loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded. As of December 31, 2024 and 2023, there were 960,469 and 2,422 potential shares of common stock excluded from the calculation of diluted net loss per share as their effect is anti-dilutive, respectively (see Note 8). The basic and diluted weighted-average shares used to compute net loss per share in the audited consolidated statements of operations includes the shares issued from the reverse stock split fractional share round down.

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

The Company has one operating segment. The Company’s chief operating decision maker, which is the Chief Executive Officer, manages the Company’s operations for the purposes of allocating resources and evaluating financial performance (see Note 12 for further information).

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for the Company beginning in the annual reporting period ended December 31, 2024 and interim periods beginning in fiscal year 2025. The Company adopted this standard as of December 31, 2024, which adoption only impacted the Company's segment reporting disclosures (see Note 13 for further information).

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid insurance costs	$17,198	$55,215
Other prepaid expenses & current assets	49,501	29,476
Total prepaid expenses & current assets	$66,699	$84,691

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Lab equipment	$151,134	$131,963
Total property and equipment, gross	151,134	131,963
Accumulated depreciation	(94,802)	(66,879)
Total property and equipment, net	$56,332	$65,084

Depreciation expense was $27,923 for year ended December 31, 2024 and $25,049 for the year ended December 31, 2023.

Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023
Accrued payroll and related expenses	$835,724	$768,720
Accrued clinical study expenses	183,824	10,268
Accrued professional fees	67,049	219,888
Accrued clinical development costs	41,203	153,584
Total accrued expenses	$1,127,800	$1,152,460

4. Commitments and Contingencies

Lease Commitments

The Company leases 2,140 square feet of laboratory space located at 11011 Torreyana Road, Suite 102, San Diego, California (the “Lease”). In December 2024, the Company signed an amendment extending the Lease until February 28, 2025, with a base monthly rent equal to $5,350. The Company is required to maintain a security deposit of $5,564. The Lease contains customary default provisions, representations, warranties and covenants. In addition to rent, the Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises. The Company has applied the short-term lease exception as the amendment is less than twelve months. The Lease is classified as an operating lease.

Rent expense was $64,200 for the year ended December 31, 2024 and $111,661 for the year ended December 31, 2023.

Future minimum lease payments under the operating lease as of December 31, 2024 is $10,700.

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

5. 2023 Public Offering

On February 13, 2023, the Company closed a public offering of 6,017 shares of its common stock, 699 pre-funded warrants to purchase shares of common stock with an exercise price of $0.048 which did not have an expiration date (the “Class C Pre-Funded Warrants”) and 6,450,000 warrants to purchase up to 13,438 shares of common stock with an exercise price of $2,572.80 which expire on February 14, 2028 (the “Class C Common Stock Warrants”) at a combined offering price of $2,318.40 per share of common stock and two Class C Common Stock Warrants, or $2,318.352 per Class C Pre-Funded Warrant and two Class C Common Stock Warrants (the “February 2023 Public Offering”). Net cash proceeds to the Company from the offering were $14.0 million and issuance costs were $1.5 million.

Roth Capital Partners, LLC (“Roth”) was engaged by the Company to act as its exclusive placement agent for the February 2023 Public Offering. The Company paid Roth a cash fee equal to 8.0% of the gross proceeds received by the Company in the public offering, totaling $1.2 million of issuance costs.

The shares of common stock underlying the Class C Pre-Funded Warrants and the shares of common stock underlying the Class C Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-268576) and was declared effective by the SEC on February 9, 2023.

Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 699 shares of common stock at a total purchase price of $33.64. As of December 31, 2024, there were no Class C Pre-Funded Warrants outstanding.

Using a Monte-Carlo simulation model, the Class C Common Stock Warrants were valued in the aggregate at $14.0 million and included in the issuance costs of the February 2023 Public Offering and treated as a liability (see Note 10).

From March 13, 2023 to December 31, 2024, the Company received notices of alternative cashless exercises for 6,217,640 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 5,160 shares of common stock. As of December 31, 2024, there were 232,360 of Class C Common Stock Warrants outstanding to purchase up to 485 shares of common stock.

As part of the Class D Warrant Inducement (defined below) on August 22, 2024, the exercise price of the Class C Common Stock Warrants was reset from $38.24 to $16.00.

6. 2024 Public Offering

On February 5, 2024, the Company closed a public offering of 8,029 shares of its common stock, 77,282 pre-funded warrants to purchase shares of common stock with an exercise price of $0.0016 which did not have an expiration date (the “Class D Pre-Funded Warrants”) and 2,730,000 warrants to purchase up to 170,628 shares of common stock with an exercise price of $72.48 which expire on February 5, 2029 (the “Class D Common Stock Warrants”) at a combined offering price of $72.48 per share of common stock and two Class D Common Stock Warrants, or $72.4784 per Class C Pre-Funded Warrant and two Class D Common Stock Warrants (the “February 2024 Public Offering”). Net cash proceeds to the Company from the offering were $5.4 million and issuance costs were $0.8 million.

Roth was engaged by the Company to act as its exclusive placement agent for the February 2024 Public Offering. The Company paid Roth a cash fee equal to 8.0% of the gross proceeds received by the Company in the public offering, totaling $0.5 million of issuance costs.

The shares of common stock underlying the Class D Pre-Funded Warrants and the shares of common stock underlying the Class D Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-276232) and was declared effective by the SEC on January 31, 2024.

Between February 5, 2024 and February 13, 2024, the Company has received notices of cash exercise for the Class D Pre-Funded Warrants issued in connection with the February 2024 Public Offering for 77,282 shares of common stock at a total purchase price of $123.65. As of December 31, 2024, there were no Class D Pre-Funded Warrants outstanding.

On August 22, 2024, the Company issued 6,312 shares of common stock in connection with a notice of cash exercise for the Class D Common Stock Warrants issued in connection with the February 2024 Public Offering with a total purchase price of $241,390.

Using the Black-Scholes option pricing model, the Class D Common Stock Warrants were valued in the aggregate at $6.3 million and was included in the issuance costs of the February 2024 Public Offering and treated as equity (see Note 10).

As part of the Class D Warrant Inducement (defined below) the Company issued common stock to a third party consultant on June 11, 2024, as a result the exercise price of the Class D Common Stock Warrants were reset from $72.48 to $38.24. Additionally, on August 22, 2024, the exercise price of the Class D Common Stock Warrants was reset from $38.24 to $16.00.

As part of the 2025 Reverse Stock Split on January 28, 2025, the exercise price of the Class D Common Stock Warrants was reset from $16.00 to $3.849.

Class D Warrant Inducement

On June 11, 2024, the Company issued 653 shares of common stock to a third party consultant in order to induce the holders of the Class D Common Stock Warrants, as a result the exercise price of the Class D Common Stock Warrants were reduced from $72.48 to $38.24. Further, on August 21, 2024, the Company entered into warrant exercise inducement offer letters with certain holders (the “Class D Holders”) of 2,548,060 existing Class D Common Stock Warrants exercisable for an aggregate of 159,249 shares of its common stock (collectively, the “Class D Common Stock Existing Warrants”), to exercise their warrants at a reduced exercise price of $20.00 per share, in exchange for the Company’s agreement to issue new warrants for $2.00 (the “Class E Common Stock Warrants) as described below. The aggregate net proceeds from the exercise of the Class D Common Stock Existing Warrants and the payment of the Class E Common Stock Warrants, as described below, was $3.5 million. The reduction of the exercise price of the Class D Common Stock Existing Warrants and the issuance of the Class E Common Stock Warrants (the “Class D Warrant Inducement”) was structured as an at-market transaction under Nasdaq rules.

In consideration for the immediate exercise of the Class D Common Stock Existing Warrants for cash and the payment of $2.00 per Class E Common Stock Warrants, the exercising holders received two Class E Common Stock Warrants for each Class D Common Stock Existing Warrant in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Class E Common Stock Warrants are exercisable for a period of five years into an aggregate of up to 318,509 shares of common stock at an exercise price of $16.00 per share.

In connection with the Class D Warrant Inducement, the Company entered into a financial advisory services agreement, dated August 21, 2024, with Roth, pursuant to which the Company agreed to pay Roth a cash fee of $267,546 for its services, in addition to reimbursement for certain expenses.

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

The Class D Holders collectively exercised an aggregate of 2,548,060 Class D Common Stock Existing Warrants for 159,249 shares of its common stock. The Class D Warrant Inducement closed on August 22, 2024 with the Company receiving net cash proceeds of approximately $3.5 million consisting of gross cash proceeds of $3.8 million, less cash equity issuance costs of approximately $0.3 million. Note that while all Class D Common Stock Existing Warrants were exercised upon the closing of the Class D Warrant Inducement, certain shares were held in abeyance until September 20, 2024, due to the Class D holders’ exercise limitations. As of December 31, 2024, all underlying shares were issued and there were no shares held in abeyance as of the end of the reporting period that need to be considered.

The lowering of the exercise price of the Class D Common Stock Existing Warrants is considered a warrant modification under the guidance of ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”). In addition, the warrant modification is consistent with the equity issuance classification under that guidance as the reason for the warrant modification was to induce the Class D Holders of the Class D Common Stock Existing Warrants to a cash exercise. As pursuant to the guidance of ASC 480 and ASC 815 the Class D Common Stock Existing Warrants were classified as equity instruments before and after the warrant modification. The Company recognized the effect of the warrant modification of approximately $0.9 million as a non-cash equity issuance cost netted against the additional paid-in capital recognized from the associated warrant exercises. The amount of the non-cash equity issuance cost recognized for the warrant modification used the Black-Scholes option pricing model to determine the incremental fair value of the modified Class D Common Stock Existing Warrants immediately before and after the warrant modification (see Note 10).

Additionally, using the Black-Scholes option pricing model, the Class E Common Stock Warrants issued in connection with the Class D Warrant Inducement are treated as equity and the Company recognized approximately $4.9 million as a non-cash equity issuance cost netted against the additional paid-in capital (see Note 10).

Total cash and non-cash equity issuance costs recognized in the Class D Common Stock Existing Warrants modification and the issuance of the Class E Common Stock Warrants of $5.5 million include cash equity issuance costs of $0.3 million and non-cash equity issuance costs of approximately $5.2 million.

As of December 31, 2024, there are 80,940 Class D Common Stock Warrants outstanding to purchase 5,060 shares of common stock that were not included in the Class D Warrant Inducement.

Class E Warrant Inducement

On December 3, 2024, the Company entered into warrant exercise inducement offer letters (the “December 2024 Inducement Letters”) with the holders of the Class E Common Stock Warrants (the “Class E Holders”) for 4,064,040 existing Class E Common Stock Warrants exercisable for an aggregate of 254,002 shares of common stock (the “Class E Common Stock Existing Warrants”), to exercise their warrants at an exercise price of $16.00 per share, in exchange for the Company’s agreement to issue 4,064,040 Class F Common Stock Warrants for 254,002 shares of its common stock (the “Class F Common Stock Warrants”) and 6,096,060 Class G Common Stock Warrants for 381,004 shares of its common stock (the “Class G Common Stock Warrants”). The aggregate net proceeds from the exercise of the Class E Common Stock Existing Warrants, was $3.7 million.

In consideration for the immediate exercise of the Class E Common Stock Existing Warrants for cash, the exercising holders received one Class F Common Stock Warrants for each Class E Common Stock Existing Warrant and one and a half Class G Common Stock Warrants for each Class E Common Stock Existing Warrant in a private placement pursuant to Section 4(a)(2) of the Securities Act. The Class F Common Stock Warrants are exercisable for a period of two years as of the date that shareholder approval is obtained into an aggregate of up to 254,002 shares of common stock at an exercise price of $16.00 per share. The Class F Warrants have an alternative cashless exercise provision that allows the holder thereof to receive two shares of common stock without payment of the exercise price. The Class G Common Stock Warrants are exercisable for a period of five years as of the date that Shareholder approval is obtained into an aggregate of up to 381,004 shares of common stock at an exercise price of $16.00 per share.

In connection with the Class E Warrant Inducement, the Company entered into a financial advisory services agreement, dated November 30, 2024, with Roth, pursuant to which the Company agreed to pay Roth a cash fee of $325,000 for its services, in addition to reimbursement for certain expenses.

The shares of common stock issued from the exercise of the Class E Common Stock Existing Warrants were registered pursuant to a registration statement on Form S-3, as amended (File No. 333-281909), which was declared effective by the SEC on September 12, 2024.

The Class F Common Stock Warrants and Class G Common Stock Warrants offered in the private placement were not registered under the Securities Act or applicable state securities laws as of the issuance date, however, as part of the transaction, the Company filed a resale registration statement on Form S-3, as amended (File No. 333-283764) with the SEC on December 19, 2024, which was declared effective on December 20, 2024.

The Class E Holders collectively exercised an aggregate of 4,064,040 Class E Common Stock Existing Warrants to for 254,002 shares of its common stock. The Class F Common Stock Warrants and the Class G Common Stock Warrants closed on December 3, 2024 with the Company receiving net cash proceeds of approximately $3.7 million consisting of gross cash proceeds of $4.1 million, less cash equity issuance costs of approximately $0.4 million.

Using the closing price of our shares of common stock as reported on the date of issuance of the Class F Common Stock Warrants based on the alternative cashless exercise provision issued in connection with the Class E Warrant Inducement are treated as equity and the Company recognized approximately $4.1 million as a non-cash equity issuance cost netted against the additional paid-in capital.

Additionally, using the Black-Scholes option pricing model, the Class G Common Stock Warrants issued in connection with the Class E Warrant Inducement are treated as equity and the Company recognized approximately $2.1 million as a non-cash equity issuance cost netted against the additional paid-in capital (see Note 10).

Total cash and non-cash equity issuance costs recognized in the Class F Common Stock Warrants and the Class G Common Stock Warrants of $6.5 million include cash equity issuance costs of $0.4 million and non-cash equity issuance costs of approximately $6.2 million.

As of December 31, 2024, there are 1,032,080 Class E Common Stock Warrants outstanding to purchase 64,506 shares of common stock that were not included in the Class E Warrant Inducement.

As part of the 2025 Reverse Stock Split on January 28, 2025, the number of shares of common stock the Class G Common Stock Warrants are exercisable into was reset from 381,004 to 1,621,463 and the exercise price of the Class G Common Stock Warrants was reset from $16.00 to $3.7596.

7. Preferred Stock

Revelation Authorized Preferred Stock

The Company is authorized under its articles of incorporation, as amended, up to 5,000,000 shares of preferred stock, which may be issued as designated by the Board of Directors without stockholder approval. As of December 31, 2024 and as of the date of this Report, there were no shares of preferred stock issued and outstanding.

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

Common Stock Issuance during the year ended December 31, 2023

On February 13, 2023, the Company issued 6,017 shares of its common stock in connection with the February 2023 Public Offering. The Company received net cash proceeds of $14.0 million.

From February 14, 2023 to April 6, 2023, the Company issued 699 shares of common stock in connection with notices of cash exercise for Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering with a total purchase price of $33.64.

From March 13, 2023 to June 30, 2023, the Company issued 4,948 shares of common stock in connection with notices of alternative cashless exercise for the Class C Common Stock Warrants issued in connection with the February 2023 Public Offering.

On April 18, 2023, the Company issued 8 shares of common stock in connection with vested Rollover RSU awards.

Common Stock Issuance during the year ended December 31, 2024

On January 29, 2024, the Company issued 212 shares of common stock in connection with notices of alternative cashless exercise for the Class C Common Stock Warrants issued in connection with the February 2023 Public Offering.

On February 5, 2024, the Company issued 8,029 shares of its common stock in connection with the February 2024 Public Offering. The Company received net cash proceeds of $5.4 million.

Between February 5, 2024 and February 13, 2024, the Company issued 77,282 shares of common stock in connection with notices of cash exercise for Class D Pre-Funded Warrants issued in connection with the February 2024 Public Offering with a total purchase price of $123.65.

On June 11, 2024, as part of the Class D Warrant Inducement the Company issued 653 shares of its common stock to a third party consultant for services provided totaling $25,000.

On August 22, 2024, the Company issued 6,312 shares of common stock in connection with a notice of cash exercise for the Class D Common Stock Warrants issued in connection with the February 2024 Public Offering with a total purchase price of $241,390.

Between August 22, 2024 and September 20, 2024, the Company issued 159,249 shares of common stock in connection with notices of cash exercise for the Class D Common Stock Existing Warrants issued in connection with the Class D Warrant Inducement with a total purchase price of $3.8 million.

Between December 3, 2024 and December 6, 2024, the Company issued 254,002 shares of common stock in connection with notices of cash exercise for the Class E Common Stock Existing Warrants issued in connection with the Class E Warrant Inducement with a total purchase price of $4.1 million.

As of December 31, 2024 and December 31, 2023, 522,223 and 16,484 shares of common stock were issued and outstanding, respectively. As of December 31, 2024, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	December 31, 2024	December 31, 2023
Public Warrants (exercise price of $193,200.00 per share)	626	626
Class A Common Stock Warrants (exercise price of $55,272.00 per share)	154	154
Class A Placement Agent Common Stock Warrants (exercise price of $55,272.00 per share)	22	22
Class B Common Stock Warrants (exercise price of $10,080.00 per share)	497	497
Class B Placement Agent Common Stock Warrants (exercise price of $12,600.00 per share)	35	35
Class C Common Stock Warrants (exercise price of $16.00 per share)	485	1,014
Class D Common Stock Warrants (exercise price of $3.849 per share)	5,060	—
Class E Common Stock Warrants (exercise price of $16.00 per share)	64,506	—
Class F Common Stock Warrants (alternative cashless exercise)	508,006	—
Class G Common Stock Warrants (exercise price of $3.7596 per share)	381,004	—
Rollover Warrants (exercise price of $45,070.73 per share)	7	7
Rollover RSU awards outstanding	3	3
Stock options outstanding (minimum exercise price $571.20)	64	64
Shares reserved for issuance	960,469	2,422
Shares available for future stock grants under the 2021 Equity Incentive Plan	10,142	1,288
Total common stock reserved for issuance	970,611	3,710

9. Stock-Based Compensation

2021 Equity Incentive Plan

In January 2022, the Board of Directors and the Company’s stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Board of Directors. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest over one to four years. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased each January 1, and began on January 1, 2022, by 10% of the aggregate number of outstanding shares of our common stock from the first day of the preceding calendar year to the first day of the current calendar year or such lesser number as determined by our board of directors.

On May 15, 2024 at the Company’s 2024 Annual Meeting of Stockholders, an amendment to the 2021 Equity Incentive Plan to increase the number of shares reserved under the Plan to 10,206 was approved.

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

As of December 31, 2024, there were 10,142 shares available for future grants under the 2021 Plan.

Restricted Stock Units

As of December 31, 2024 and December 31, 2023, the Company has a total of 3 Rollover RSU awards for shares of common stock outstanding, respectively. As of December 31, 2024, 3 Rollover RSU awards have fully vested but are unissued and no Rollover RSU awards have been forfeited. Each Rollover RSU award converts to one share of common stock.

Stock Options

The Company has granted stock options which (i) vest fully on the date of grant; (ii) vest 25% on the one-year anniversary of the grant date or the employees hiring date, with the remainder vesting quarterly thereafter; or (iii) vest quarterly over one-year, for grants to Board of Directors, officers and employees. Stock options have a maximum term of 3 or 10 years.

The activity related to stock options during the year ended December 31, 2024 is summarized as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	64	$3,555.83
Granted	—	—
Exercised	—	—
Expired and forfeited	—	—
Outstanding at December 31, 2024	64	$3,555.83	5.8
Exercisable at December 31, 2024	64	$3,555.83	5.8

For the year ended December 31, 2023, the weighted-average Black-Scholes value per stock option issued during 2023 was $516.21. The fair value of the stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

Stock-Based Compensation Expense

For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense for the period indicated as follows:

	Year Ended December 31,
	2024	2023
General and administrative:
RSU awards	$97,077	$89,533
Stock Options	58,857	56,204
General and administrative stock-based compensation expense	155,934	145,737
Research and development:
RSU awards	7,759	7,592
Stock Options	5,157	2,392
Research and development stock-based compensation expense	12,916	9,984
Total stock-based compensation expense	$168,850	$155,721

10. Warrants

Public Warrants

In connection with our initial public offering, we issued and have outstanding as of December 31, 2024 10,511,597 Public Warrants to purchase an aggregate of 626 shares of common stock with an exercise price of $193,200.00 per share which expire on January 10, 2027 (the “Public Warrants”). The Public Warrants trade on the Nasdaq Capital Market under the ticker symbol REVBW.

The Company may redeem the Public Warrants at a price of $0.01 per Public Warrant upon not less than 30 days’ prior written notice of redemption if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $302,400 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the Public Warrant holders; and if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Rollover Warrants

In connection with a private placement on January 31, 2021, Revelation issued warrants to a placement agent to purchase up to 17 shares of common stock with an exercise price of $45,070.73 per share which expire on January 31, 2027, valued on the issuance date in the aggregate at $326,675 (the “Rollover Warrants”).

As of December 31, 2024, there were 7 Rollover Warrants remaining to be exercised or exchanged.

The fair value of the Rollover Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	115%
Expected term (years)	6
Risk-free interest rate	0.85%
Expected dividend yield	0.0%

Class A Common Stock Warrants

In connection with the closing of a private placement on January 25, 2022 (“PIPE Investment”), the Company issued warrants to an institutional investor to purchase up to 154 shares of common stock at an exercise price of $55,272.00 per share (the “Class A Common Stock Warrants”), valued on the PIPE Investment purchase date in the aggregate at $3.6 million and included in the issuance costs of the PIPE Investment and treated as equity. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class A Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

Class A Placement Agent Common Stock Warrants

In connection with the PIPE Investment, the Company issued warrants to Roth to purchase an aggregate of 22 shares of common stock at an exercise price of $55,272.00 per share (the “Class A Placement Agent Common Stock Warrants”), valued on the PIPE Investment purchase date in the aggregate at $0.5 million and included in the issuance costs of the PIPE Investment and treated as equity. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class A Placement Agent Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	47%
Expected term (years)	5
Risk-free interest rate	1.54%
Expected dividend yield	0.0%

Class B Common Stock Warrants

In connection with closing of a public offering on July 28, 2022 (“the July 2022 Public Offering”), the Company issued and has outstanding 8,333,334 warrants to purchase an aggregate of 497 shares of common stock at an exercise price of $10,080.00 per share (the “Class B Common Stock Warrants”), valued on the public offering purchase date in the aggregate at $4.5 million and included in the issuance costs of the public offering and treated as equity. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 28, 2027.

The fair value of the Class B Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

Class B Placement Agent Common Stock Warrants

In connection with the July 2022 Public Offering, the Company issued warrants to the Placement Agent to purchase up to 35 shares of common stock at an exercise price of $12,600.00 per share (the “Class B Placement Agent Common Stock Warrants”), valued on the public offering purchase date in the aggregate at $0.3 million and included in the issuance costs of the public offering and treated as equity. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on July 25, 2027.

The fair value of the Class B Placement Agent Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	144%
Expected term (years)	5
Risk-free interest rate	2.69%
Expected dividend yield	0.0%

Class C Pre-Funded Warrants

In connection with the February 2023 Public Offering, the Company issued pre-funded warrants to purchase up to 699 shares of common stock at an exercise price of $0.048 per share. Between February 14, 2023 and April 6, 2023, the Company received notices of cash exercise for the Class C Pre-Funded Warrants issued in connection with the February 2023 Public Offering for 699 shares of common stock at a total purchase price of $33.64. As of December 31, 2024, there were no Class C Pre-Funded Warrants outstanding.

Class C Common Stock Warrants

In connection with the February 2023 Public Offering, the Company issued 6,450,000 Class C Common Stock Warrants to purchase up to 13,438 shares of common stock at an exercise price of $2,572.80 per share, valued on the public offering purchase date in the aggregate at $13,996,500 and included in the issuance costs of the public offering and treated as a liability. The warrants were exercisable immediately upon issuance, provide for a cash, cashless exercise right or an alternative cashless exercise right for 0.4 shares of common stock per Class C Common Stock Warrant and expire on February 14, 2028.

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

As of December 31, 2024, the Company has received notices of alternative cashless exercises for 6,217,640 Class C Common Stock Warrants issued in connection with the February 2023 Public Offering for 5,160 shares of common stock.

As of December 31, 2024, the Company re-valued 232,360 outstanding Class C Common Stock Warrants to purchase up to 485 shares of common stock using a Monte-Carlo simulation model with a fair value of $2,246. For year ended December 31, 2024, the gain of $0.1 million, resulting from the change in the fair value of the liability for the unexercised warrants was recorded as a change in fair value of the warrant liability in the accompanying consolidated statements of operations.

As part of the Class D Warrant Inducement on August 22, 2024, the exercise price of the Class C Common Stock Warrants was reset from $38.24 to $16.00.

Class D Pre-Funded Warrants

In connection with the February 2024 Public Offering, the Company issued pre-funded warrants to purchase up to 77,282 shares of common stock at an exercise price of $0.0016 per share. Between February 5, 2024 and February 13, 2024, the Company received notices of cash exercise for the Class D Pre-Funded Warrants issued in connection with the February 2024 Public Offering for 77,282 shares of common stock at a total purchase price of $123.65. As of December 31, 2024, there were no Class D Pre-Funded Warrants outstanding.

Class D Common Stock Warrants

In connection with the February 2024 Public Offering, the Company issued and has outstanding 2,730,000 warrants shares of common stock to purchase up to 170,628 shares of common stock at an exercise price of $72.48 per share, valued on the public offering purchase date in the aggregate at $6.3 million and included in the issuance costs of the public offering and treated as equity. The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on February 5, 2029.

As of December 31, 2024, the Company issued 6,312 shares of common stock in connection with a notice of cash exercise for the Class D Common Stock Warrants issued in connection with the February 2024 Public Offering with a total purchase price of $241,390.

As of December 31, 2024, the Company issued 159,249 shares of common stock in connection with notices of cash exercise for the Class D Common Stock Existing Warrants issued in connection with the Class D Warrant Inducement with a total purchase price of $3.8 million.

As part of the Class D Warrant Inducement the Class D Common Stock Warrants the Company issued common stock to a third party consultant on June 11, 2024, as a result the exercise price of the Class D Common Stock Warrants were reset from $72.48 to $38.24. Additionally, on August 22, 2024, the exercise price of the Class D Common Stock Warrants was reset from $38.24 to $16.00.

As part of the 2025 Reverse Stock Split on January 28, 2025, the exercise price of the Class D Common Stock Warrants was reset from $16.00 to $3.849.

As of December 31, 2024 there were 80,940 Class D Common Stock Warrants outstanding to purchase up to 5,060 shares of common stock that were not included in the Class D Warrant Inducement.

The fair value of the Class D Common Stock Warrants were originally estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected term (years)	5
Risk-free interest rate	4.20%
Expected dividend yield	0.0%

Modification of the Class D Common Stock Warrants and Class E Common Stock Warrants

As part of the Class D Warrant Inducement, the 2,548,060 Class D Common Stock Existing Warrants to purchase up to 159,249 shares of common stock were modified. Due to the warrant modification the fair value of the Class D Common Stock Existing Warrants were revalued before and after the warrant modification, and as the warrant modification is directly attributable to an equity offering, the Company recognized the effect of the warrant modification of approximately $0.9 million using the Black-Scholes option pricing model.

In connection with the Class D Warrant Inducement, the Company issued 5,096,120 Class E Common Stock Warrants to purchase up to 318,509 shares of common stock at an exercise price of $16.00 per share, valued on the Class D Warrant Inducement date in the aggregate at $4.9 million and included in the issuance costs of the Class D Warrant Inducement and treated as equity. The Class E Common Stock Warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on August 22, 2029.

As of December 31, 2024, there are 1,032,080 Class E Common Stock Warrants outstanding to purchase 64,506 shares of common stock that were not included in the Class E Warrant Inducement.

The fair value of the Class D Common Stock Existing Warrant modification and the Class E Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	95%
Expected term (years)	5
Risk-free interest rate	3.77%
Expected dividend yield	0.0%

Class F Common Stock Warrants and Class G Common Stock Warrants

In connection with the Class E Warrant Inducement to exercise the Class E Common Stock Existing Warrants, the Company issued 4,064,040 Class F Common Stock Warrants to purchase up to 254,002 shares of common stock at an exercise price of $16.00 per share. The Class F Warrants have an alternative cashless exercise provision that allows the holder thereof to receive two shares of common stock without payment of the exercise price. The Company valued the Class F Common Stock Warrants based on the alternative cashless exercise provision issued and recognized approximately $4.1 million and included in the issuance costs of the Class E Warrant Inducement and treated as equity. The Class F Common Stock Warrants are exercisable for a period of two years from January 17, 2025.

In connection with the Class E Warrant Inducement to exercise the Class E Common Stock Existing Warrants, the Company issued 6,096,060 Class G Common Stock Warrants to purchase up to 381,004 shares of common stock at an exercise price of $16.00 per share, valued on the Class E Warrant Inducement date in the aggregate at $2.1 million and included in the issuance costs of the Class E Warrant Inducement and treated as equity. The Class G Common Stock Warrants are exercisable for a period of five years from January 17, 2025. As part of the 2025 Reverse Stock Split on January 28, 2025, the number of shares of common stock the Class G Common Stock Warrants are exercisable into was reset from 381,004 to 1,621,463 and the exercise price of the Class G Common Stock Warrants was reset from $16.00 to $3.7596.

The fair value of the Class G Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected term (years)	5
Risk-free interest rate	4.38%
Expected dividend yield	0.0%

11. Income Taxes

The Company did not record a provision for income taxes for the years ended December 31, 2024 and December 31, 2023 due to a full valuation allowance against its deferred tax assets.

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows:

	Year Ended December 31,
	2024	2023

Federal tax statutory rate	21.0%	21.0%
State tax, net of federal benefit	7.2	7.2
Non-taxable change in fair value of warrant liability	0.2	1,953.2
Research and development credits	0.5	37.8
Change in valuation allowance	(28.9)	(2,019.2)
Effective tax rate	— %	— %

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2024	2023
Net operating loss carryforwards	$10,949,394	$7,281,811
Research and development credits	446,160	370,145
Capitalized research and development costs	2,122,632	1,716,037
Capitalized start-up costs	922,340	799,367
Other, net	478,830	336,564
Total gross deferred tax assets	14,919,356	10,503,924
Valuation allowance	(14,919,356)	(10,503,924)
Net deferred tax assets	$—	$—

As of December 31, 2024 and 2023, a full valuation allowance of $14,919,356 and $10,503,924, respectively, was established against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $4,415,432 and $2,003,941 in 2024 and 2023, respectively, due to the increase in the deferred tax assets by the same amount; primarily due to net operating loss carryforwards and the mandatory capitalization of qualified research and development expenses in 2023.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $36,356,115 and $48,464,356, respectively. As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $23,777,049 and $33,468,573, respectively. Federal net operating losses carryforward indefinitely. State net operating loss carryforwards will begin to expire in 2026.

The Company had estimated federal research and development credit carryforwards of $93,915 as of December 31, 2024 and 2023. The federal research tax credit carryforwards will begin to expire in 2040. The Company had estimated state research and development credit carryforwards of $445,880 and $349,658 as of December 31, 2024 and 2023, respectively. The California state credits carryforward indefinitely.

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

No liability is recorded on the financial statements related to uncertain tax positions. There are no unrecognized tax benefits as of December 31, 2024 and 2023. The Company does not expect that uncertain tax benefits will materially change in the next 12 months.

The Company’s policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax returns since inception are subject to examination by the U.S. and various state tax authorities. The Company is not currently undergoing a tax audit in any federal or state jurisdiction.

12. Segment Information

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company and the Company’s CODM view the Company’s operations and manage its business on the basis of one reportable segment, which is focused on the prevention and treatment of disease by developing and commercializing therapeutics that modulate the innate immune system (see Note 1 for a brief description of the Company’s business).

The CODM of the Company is the Chief Executive Officer. The CODM assesses the performance of the Company and decides how to allocate resources based upon consolidated net loss that is also reported within the Consolidated Statements of Operations. The measure of segment assets that is reviewed by the CODM is reported within the Consolidated Balance Sheets as consolidated Total assets. The CODM uses consolidated net loss to monitor period-over-period results and decides where to allocate and invest additional resources within the business to continue growth. The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM:

	Year Ended December 31,
	2024	2023
Segment operating expenses:
Research and development:
GEM-AKI, GEM-CKD and GEM-PSI clinical study expenses	$1,681,731	$209,702
Manufacturing expenses	390,022	697,429
Other program expenses(1)	77,679	2,190,493
Other expenses(2)	172,369	282,948
Personnel expenses (including stock-based compensation)	1,227,195	765,330
General and administrative	4,426,113	4,510,762
Change in fair value of warrant liability	(81,441)	(8,328,937)
Other (expense) income, net(3)	7,144,868	(207,473)
Net loss	$(15,038,536)	$(120,254)

(1)
Other program expenses include pre-clinical costs and clinical preparation costs primarily for programs GEM-AKI, GEM-CKD and GEM-PSI.
(2)
Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(3)
LifeSci Capital LLC judgment expense, reimbursement of costs, clinical trial related settlement expenses with A-IR Clinical Research Ltd., expense in connection with the deferred underwriting commissions, foreign currency transaction gains and losses and interest income from our cash balances in savings accounts.

13. Subsequent Event

2021 Equity Plan Stock Increase

On January 1, 2025, the number of shares of common stock available under the 2021 Plan increased to 156,512 as per the Evergreen Feature in the 2021 Plan.

Restricted Stock Awards Granted

On February 11, 2025, 58,568 Restricted Stock Awards, were granted to employees and the Board of Directors which resulted in a fair value of $0.2 million of stock-based compensation expense based on the Company’s stock price on the date of grant. The grants were granted from shares of the 2021 Plan and either vest 100% on the date of grant or vest 50% on the date of grant, with 50% vesting on the vest one year thereafter.

Regaining Nasdaq Compliance

As previously reported on October 16, 2024, the Company received a letter from Nasdaq notifying the Company of its noncompliance with Nasdaq Listing Rule 5550(a)(2) by failing to maintain a minimum bid price for its common stock of at least $1.00 per share for 30 consecutive business days. The Company had until February 14, 2025, to regain compliance by having a minimum closing bid price of at least $1.00 per share for at least 10 consecutive business days. On February 19, 2025 the Company received a formal notice from Nasdaq stating that the Company’s common stock will continue to be listed and traded on Nasdaq, due to the Company having regained compliance with the minimum bid price requirement, and all applicable listing standards.

Class F Common Stock Warrant Exercises

As of March 3, 2025, the Company received alternative cashless exercise notices for 3,064,040 Class F Common Stock Warrants to purchase 383,006 shares of common stock issued in connection with the Class E Warrant Inducement.