Form 10-Q
period 2025-03-31
REVELATION BIOSCIENCES, INC.
filed 2025-05-08
CIK 1810560

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 963,796 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,704,611	$6,499,018
Prepaid expenses and other current assets	223,270	66,699
Total current assets	3,927,881	6,565,717
Property and equipment, net	42,390	56,332
Total assets	$3,970,271	$6,622,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$625,058	$783,621
Accrued expenses	463,632	1,127,800
Warrant liability	829	2,246
Total current liabilities	1,089,519	1,913,667
Total liabilities	1,089,519	1,913,667
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Common Stock, $0.001 par value; 500,000,000 shares authorized; 963,796 and 522,223 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	964	522
Additional paid-in-capital	45,436,511	45,213,498
Accumulated deficit	(42,556,723)	(40,505,638)
Total stockholders’ equity	2,880,752	4,708,382
Total liabilities and stockholders’ equity	$3,970,271	$6,622,049

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$858,830	$717,582
General and administrative	1,236,157	1,184,556
Total operating expenses	2,094,987	1,902,138
Loss from operations	(2,094,987)	(1,902,138)
Other income (expense):
Change in fair value of warrant liability	1,417	68,427
Other income (expense), net	42,485	(847,722)
Total other income (expense), net	43,902	(779,295)
Net loss	$(2,051,085)	$(2,681,433)

Net loss per share, basic and diluted	$(2.11)	$(39.37)
Weighted-average shares used to compute net loss per share, basic and diluted	971,313	68,115

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	16,484	$16	$32,114,801	$(25,467,102)	$6,647,715
Issuance of common stock from the February 2024 Public Offering	8,029	8	5,417,045	—	5,417,053
Class D Pre-Funded Warrants exercise	77,282	78	49	—	127
Alternative cashless exercise of Class C Common Stock Warrants	212	—	57,589	—	57,589
Stock-based compensation expense	—	—	32,094	—	32,094
Net loss	—	—	—	(2,681,433)	(2,681,433)
Balance as of March 31, 2024	102,007	$102	$37,621,578	$(28,148,535)	$9,473,145

Balance at December 31, 2024	522,223	$522	$45,213,498	$(40,505,638)	$4,708,382
Alternative cashless exercise of Class F Common Stock Warrants	383,005	383	(383)	—	—
Issuance of RSA's	58,568	59	(59)	—	—
Stock-based compensation expense	—	—	223,455	—	223,455
Net loss	—	—	—	(2,051,085)	(2,051,085)
Balance as of March 31, 2025	963,796	$964	$45,436,511	$(42,556,723)	$2,880,752

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,051,085)	$(2,681,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,417)	(68,427)
Depreciation expense	7,221	6,262
Disposal of lab supplies	6,721	—
Stock-based compensation expense	223,455	32,094
Changes in operating assets and liabilities:
Accounts payable	(158,563)	321,767
Accrued expenses	(664,168)	(532,180)
Deferred offering costs	—	71,133
Prepaid expenses and other current assets	(156,571)	12,815
Net cash used in operating activities	(2,794,407)	(2,837,969)
Cash flows from investing activities:
Purchase of property and equipment	—	(19,172)
Net cash used in investing activities	—	(19,172)
Cash flows from financing activities:
Proceeds from the February 2024 Public Offering, net	—	5,417,053
Proceeds from Class D Pre-Funded Warrants exercise	—	127
Net cash provided by financing activities	—	5,417,180
Net (decrease) increase in cash and cash equivalents	(2,794,407)	2,560,039
Cash and cash equivalents at beginning of period	6,499,018	11,991,701
Cash and cash equivalents at end of period	$3,704,611	$14,551,740

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Class D Common Stock Warrants in connection with the February 2024 Public Offering	$—	$6,269,684
Alternative cashless exercise of Class C Common Stock Warrants	$—	$57,589
Alternative cashless exercise of Class F Common Stock Warrants	$3,094,680	$—

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Revelation Biosciences, Inc. (collectively with its wholly-owned subsidiaries, referred to as “we,” us,” “our,” “Revelation,” or the “Company”) is a clinical-stage life science company that is focused on rebalancing inflammation to optimize health using its proprietary formulation Gemini. We have multiple ongoing programs to evaluate Gemini, including GEM-AKI as a prevention for acute kidney injury (“AKI”), GEM-CKD as a treatment for chronic kidney disease (“CKD”), and GEM-PSI as a prevention for post surgical infection (“PSI”) (together the “Product Candidates”). The Company was incorporated in the state of Delaware on November 20, 2019 (originally as Petra Acquisition, Inc.) and is based in San Diego, California.

The Company’s common stock and public warrants are listed on the Nasdaq Capital Market under the symbols “REVB” and “REVBW”, respectively.

Reverse Stock Split

On January 28, 2025, the Company effected the approved 1-for-16 reverse stock split of our shares of common stock. Unless specifically provided otherwise herein, the share and per share information that follows in this Quarterly Report, reflects the effect of the reverse stock split.

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring losses since its inception, including a net loss of $2.1 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had an accumulated deficit of $42.6 million, a stockholders’ equity of $2.9 million and available cash and cash equivalents of $3.7 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for Product Candidates or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that the Company’s unaudited financial statements for March 31, 2025 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for March 31, 2025, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the accounts of Revelation Biosciences, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2024 and for the year ended December 31, 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2025 are unaudited. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024 included on Form 10-K, as filed with the SEC on March 6, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited balance sheet at December 31, 2024 contained in the above referenced Form 10-K.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2025, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Selected significant accounting policies are discussed in further detail below:

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

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In net loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded. As of March 31, 2025 and 2024, there were 1,692,919 and 1,904 potential shares of common stock excluded from the calculation of diluted net loss per share as their effect is anti-dilutive, respectively. The basic weighted-average shares used to compute net loss per share in the unaudited condensed consolidated statements of operations includes 3 shares underlying Rollover RSU’s that have vested but are unissued and 125,000 shares underlying the outstanding Class F Common Stock Warrants as exercised via the alternative cashless exercise because their exercise requires only nominal consideration for delivery of the shares.

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

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid insurance costs	$95,012	$17,198
Other prepaid expenses & current assets	128,258	49,501
Total prepaid expenses & current assets	$223,270	$66,699

Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Accrued payroll and related expenses	$217,967	$835,724
Accrued clinical study expenses	236,168	183,824
Accrued professional fees	—	67,049
Accrued clinical development costs	—	41,203
Accrued other expenses	9,497	—
Total accrued expenses	$463,632	$1,127,800

4. Commitments and Contingencies

Lease Commitments

The Company leases office space located at 4660 La Jolla Village Dr., Suite 100, San Diego, California, through a month-to-month rental agreement, with monthly rent of $151. In addition, the Company leases 2,140 square feet of laboratory space located at 11011 Torreyana Road, Suite 102, San Diego, California on a month to month basis with monthly rent of $5,350 per month.

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

5. 2024 Financings

February Public Offering

On February 5, 2024, the Company closed a public offering of 85,311 shares of its common stock and warrants to initially purchase up to 170,628 shares of common stock with an initial exercise price of $72.48 which expire on February 5, 2029. Net cash proceeds to the Company from the offering were $5.4 million and issuance costs were $0.8 million including placement agent fees. The shares of common stock issued in the offering and the shares of common stock underlying the Class D Pre-Funded Warrants and the Class D Common Stock Warrants were registered with the SEC on Form S-1, which was declared effective by the SEC on January 31, 2024.

Class D Warrant Inducement

On August 21, 2024, the Company entered into warrant exercise inducement offer letters with certain holders of Class D Common Stock Warrants exercisable for an aggregate of 159,249 shares of its common stock, at a reduced exercise price of $20.00 per share. In exchange, the Company agreed to issue two Class E Common Stock Warrants for each Class D Common Stock Warrant exercised in the private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. In connection with the warrant inducement, the Company paid Roth Capital Partners, LLC (“Roth”) a cash fee of $267,546 for its services. The Company received net cash proceeds of approximately $3.5 million and issuance costs of $0.3 million. The shares of common stock issued from the exercise of the Class D Common Stock Warrants were registered on Form S-1 and declared effective by the SEC on January 31, 2024. The Class E Common Stock Warrants offered in the private placement were registered on Form S-3 with the SEC and declared effective on September 12, 2024.

Class E Warrant Inducement

On December 3, 2024, the Company entered into warrant exercise inducement offer letters with certain holders of the Class E Common Stock Warrants exercisable for an aggregate of 254,002 shares of common stock with an exercise price of $16.00 per share. In exchange, the Company agreed to issue Class F Common Stock Warrants exercisable for 254,002 shares of its common stock and Class G Common Stock Warrants exercisable for 381,004 shares of its common stock (see Note 9). The warrant inducement was considered a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the warrant inducement, the Company agreed to pay Roth a cash fee of $325,000 for its services, in addition to reimbursement for certain expenses. The Company received net cash proceeds of approximately $3.7 million and issuance costs of $0.4 million. The shares of common stock issued from the exercise of the Class E Common Stock Warrants were registered on Form S-3, which was declared effective by the SEC on September 12, 2024. The Class F Common Stock Warrants and Class G Common Stock Warrants offered in the private placement were registered on Form S-3, which was declared effective on December 20, 2024.

6. Preferred Stock

The Company is authorized under its articles of incorporation, as amended, up to 5,000,000 shares of preferred stock, which may be issued as designated by the Board of Directors without stockholder approval. As of March 31, 2025, there were no shares of preferred stock issued and outstanding.

7. Common Stock

The Company is authorized under its articles of incorporation, as amended, to issue up to 500,000,000 shares of common stock, par value $0.001 per share.

Common Stock Issuance during the year ended December 31, 2024

On January 29, 2024, the Company issued 212 shares of common stock for alternative cashless exercises of Class C Common Stock Warrants.

On August 22, 2024, the Company issued 6,312 shares of common stock for a cash exercise of Class D Common Stock Warrants for which the Company received total net cash proceeds of $0.2 million.

During 2024 the Company issued a total of 499,215 shares of its common stock in connection with multiple financings for which the Company received total net cash proceeds of $12.6 million.

Common Stock Issuance during the three months ended March 31, 2025

Between January 17, 2025 and March 31, 2025 the Company issued 383,005 shares of common stock for alternative cashless exercises of Class F Common Stock Warrants.

On February 11, 2025, the Company issued 58,568 shares of common stock for RSA grants to employees and directors.

As of March 31, 2025 and December 31, 2024, 963,796 and 522,223 shares of common stock were issued and outstanding, respectively. As of March 31, 2025, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	March 31, 2025	March 31, 2024
Public Warrants (exercise price of $193,200.00 per share)	626	626
Class A Common Stock Warrants (exercise price of $55,272.00 per share)	154	154
Class A Placement Agent Common Stock Warrants (exercise price of $55,272.00 per share)	22	22
Class B Common Stock Warrants (exercise price of $10,080.00 per share)	497	497
Class B Placement Agent Common Stock Warrants (exercise price of $12,600.00 per share)	35	35
Class C Common Stock Warrants (exercise price of $16.00 per share)	485	485
Class D Common Stock Warrants (exercise price of $3.7596 per share)	5,060	—
Class E Common Stock Warrants (exercise price of $16.00 per share)	64,506	—
Class F Common Stock Warrants (exercise price of $16.00 per share)[1]	125,000	—
Class G Common Stock Warrants (exercise price of $3.7596 per share)	1,621,463	—
Rollover Warrants (exercise price of $45,070.73 per share)	7	7
Rollover RSU awards outstanding	3	3
Stock options outstanding (minimum exercise price $571.20)	64	64
Shares reserved for issuance	1,817,922	1,893
Shares available for future stock grants under the 2021 Equity Incentive Plan	97,880	1,288
Total common stock reserved for issuance	1,915,802	3,181

(1)	125,000 shares via the alternative cashless exercise and 62,500 shares via cash exercise

8. Stock-Based Compensation

2021 Equity Incentive Plan

In January 2022, the Board of Directors and the Company’s stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Board of Directors. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest immediately or within four years. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased each January 1 by 10% of the aggregate number of fully diluted shares of our common stock from the first day of the preceding calendar year to the first day of the current calendar year or such lesser number as determined by our board of directors.

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

As of March 31, 2025, there were 97,880 shares available for future grants under the 2021 Plan.

Restricted Stock Units

As of March 31, 2025 and December 31, 2024, the Company has a total of 3 Rollover RSU awards for shares of common stock outstanding, respectively. As of March 31, 2025, 3 Rollover RSU awards have fully vested but are unissued and no Rollover RSU awards have been forfeited. Each Rollover RSU award converts to one share of common stock.

Restricted Stock Awards

On February 11, 2025, 58,568 RSAs were granted to employees and the Board of Directors which resulted in a fair value of $0.2 million of stock-based compensation expense based on the Company’s stock price on the date of grant. The awards were granted from shares available under the 2021 Plan with 57,665 vesting 100% on the date of grant and 903 vesting 50% on the date of grant, with 50% vesting one year thereafter.

Stock Options

The Company has granted stock options, all of which have fully vested in prior periods. Stock options have a maximum term of 3 or 10 years. There were no stock options granted during the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company had 64 stock options outstanding and exercisable, with a weighted average exercise price of $3,555.83, and a weighted average remaining contractual term of 7.2 years. There was no unrecognized compensation expense related to the outstanding stock options as of March 31, 2025.

Stock-Based Compensation Expense

For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense for the periods indicated as follows:

	Three Months Ended March 31,
	2025	2024
General and administrative:
RSA awards	$189,348	$—
RSU awards	—	22,383
Stock Options	—	7,215
General and administrative stock-based compensation expense	189,348	29,598
Research and development:
RSA awards	34,107	—
RSU awards	—	1,898
Stock Options	—	598
Research and development stock-based compensation expense	34,107	2,496
Total stock-based compensation expense	$223,455	$32,094

As of March 31, 2025, there was approximately $3,000 of unrecognized stock-based compensation expense related to RSA grants. The unrecognized stock-based compensation expense is expected to be recognized over a period of 1 year for the RSA grants.

9. Warrants

Class C Common Stock Warrants

As of March 31, 2025, the Company has 232,360 outstanding Class C Common Stock Warrants to purchase up to 485 shares of common stock with a exercise price of $16.00, which expire on February 14, 2028. The Class C Common Stock Warrants, which were issued in 2023, are treated as a liability due to the alternative cashless exercise for 0.4 shares of common stock per warrant.

As of March 31, 2025 and December 31, 2024, the fair value of the Class C Common Stock Warrants was $829 and $2,246, respectively, using a Black-Scholes model and Monte-Carlo simulation model as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the gain of $1,417 and $68,427, respectively, resulting from the change in the fair value of the liability for the unexercised warrants was recorded as a change in fair value of the warrant liability in the accompanying consolidated statements of operations.

Class D Common Stock Warrants

As of March 31, 2025, the Company had Class D Common Stock Warrants outstanding to purchase up to 5,060 shares of common stock with an initial exercise price of $16.00, which were issued in connection with the February Public Offering (see Note 5). The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on February 5, 2029. The Class D Common Stock Warrants were valued on the issuance date in the aggregate at $6.3 million and included in the issuance costs of the offering and treated as equity. As part of the reverse stock split on January 28, 2025, the exercise price of the Class D Common Stock Warrants was reset from $16.00 to $3.7596.

The fair value of the Class D Common Stock Warrants were originally estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected term (years)	5
Risk-free interest rate	4.20%
Expected dividend yield	0.0%

Class E Common Stock Warrants

On August 22, 2024, in connection with the Class D Warrant Inducement (see Note 5), the Company issued Class E Common Stock Warrants to purchase up to 318,509 shares of common stock at an exercise price of $16.00 per share, valued on the Class D Warrant Inducement date in the aggregate at $4.9 million and included in the issuance costs of the warrant inducement and are treated as equity. The Class E Common Stock Warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on August 22, 2029. In connection with the Class E Warrant Inducement (see Note 5), 254,002 of these warrants were exercised. As of March 31, 2025, there are 64,506 Class E Common Stock Warrants outstanding to purchase 64,506 shares of common stock.

The fair value of the Class E Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	95%
Expected term (years)	5
Risk-free interest rate	3.77%
Expected dividend yield	0.0%

Class F Common Stock Warrants

On December 3, 2024 in connection with the Class E Warrant Inducement, (see Note 5), the Company issued Class F Common Stock Warrants to purchase up to 254,002 shares of common stock at an initial exercise price of $16.00 per share. The Class F Warrants have an alternative cashless exercise provision that allows the holder to receive two shares of common stock without payment of the exercise price. The Company valued the Class F Common Stock Warrants on the issuance date, based on the alternative cashless exercise provision, at $4.1 million, which was included in the issuance costs of the warrant inducement and are treated as equity. The Class F Common Stock Warrants are exercisable for a period of two years from January 17, 2025, which was the date of shareholder approval. As of March 31, 2025, the Company received alternative cashless exercise notices for 191,503 Class F Common Stock Warrants resulting in the issuance of 383,005 shares of common stock, with 62,500 Class F Common Stock Warrants outstanding.

Class G Common Stock Warrants

On December 3, 2024 in connection with the Class E Warrant Inducement (see Note 5), the Company issued Class G Common Stock Warrants to purchase up to 381,004 shares of common stock at an initial exercise price of $16.00 per share, valued on the issuance date in the aggregate at $2.1 million, which was included in the issuance costs of the warrant inducement and are treated as equity. The Class G Common Stock Warrants are exercisable for a period of five years from January 17, 2025, which was the date of shareholder approval. As part of the reverse stock split on January 28, 2025, common stock underlying the Class G Common Stock Warrants was adjusted from 381,004 shares of common stock to 1,621,463 shares of common stock and the exercise price was reset from $16.00 to $3.7596.

The fair value of the Class G Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected term (years)	5
Risk-free interest rate	4.38%
Expected dividend yield	0.0%

10. Income Taxes

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax loss and other comprehensive loss. The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025 and 2024, the Company recorded non-taxable income of $1,417 and $68,427, respectively, related to a change in the fair value of a warrant liability. The Company incurred taxable losses in 2024 and projects further taxable losses for 2025. The Company did not record a benefit from income taxes because, based on evidence involving its ability to realize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets.

11. Segment Information

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

The CODM of the Company is the Chief Executive Officer. The CODM assesses the performance of the Company and decides how to allocate resources based upon consolidated net loss that is also reported within the condensed consolidated statements of operations. The measure of segment assets that is reviewed by the CODM is reported within the condensed consolidated balance sheets as consolidated total assets. The CODM uses consolidated net loss to monitor period-over-period results and decides where to allocate and invest additional resources within the business to continue growth. The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM:

	Three Months Ended March 31,
	2025	2024
Segment operating expenses:
Research and development:
GEM-AKI, GEM-CKD and GEM-PSI clinical study expenses	$470,578	$333,225
Other expenses(1)	23,613	89,015
Personnel expenses (including stock-based compensation)	364,639	295,342
General and administrative	1,236,157	1,184,556
Change in fair value of warrant liability	(1,417)	(68,427)
Other income (expense), net(2)	(42,485)	847,722
Net loss	$(2,051,085)	$(2,681,433)

(1)	Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(2)	Clinical trial related settlement expenses with A-IR Clinical Research Ltd., foreign currency transaction gains and losses and interest income from our cash balances in savings accounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited financial statements and the notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, the Company’s Form 10-K for the fiscal year ended December 31, 2024 and in the Company’s registration statements filed under the Securities Act of 1933, as amended, particularly under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary” sections.

Overview

Revelation is a clinical-stage life science company that is focused on rebalancing inflammation to optimize health using its proprietary formulation Gemini. We are developing a pipeline of potential high-value products based on Gemini. Gemini is our proprietary formulation of PHAD an established TLR4 agonist that can stimulate the human body’s innate immune response to prevent and treat disease. Our current Gemini based programs consist of: GEM-AKI, which is being developed as a potential therapy for the prevention and treatment of acute kidney injury; GEM-CKD, which is being developed as a potential therapy for the prevention and treatment of chronic kidney disease; GEM-PSI, which is being developed for the prevention and treatment of post surgical infection; and GEM-PBI as a prevention of infection in severe burn patients requiring hospitalization (together the “Product Candidates”).

Since our inception, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of the Product Candidates.

We have funded our operations since our inception to March 31, 2025 through the issuance and sale of our capital stock, from which we have raised net proceeds of $56.8 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one-year after the date that our audited financial statements for March 31, 2025 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $2.1 million for the three months ended March 31, 2025 and $2.7 million for the three months ended March 31, 2024. As of March 31, 2025 we had an accumulated deficit of $42.6 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for Product Candidates or other product candidates, which we expect will not be for at least several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of Product Candidates or other product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Recent Developments

2025 Reverse Stock Split

On January 28, 2025, the Company effected a 1-for-16 reverse stock split of our outstanding shares of common stock, which had been approved at a special meeting of stockholders.

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our product candidates Product Candidates. Our research and development expenses consist primarily of external costs related to clinical development, costs related to contract research organizations, costs related to consultants, costs related to acquiring and manufacturing clinical study materials, costs related to contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions, costs related to laboratory supplies and services, and personnel costs. Personnel and related costs consist of salaries, employee benefits and stock-based compensation for personnel involved in research and development efforts.

We expense all research and development expenses in the periods in which they are incurred. We accrue for costs incurred as the services are being provided by monitoring the status of specific activities and the invoices received from our external service providers. We adjust our accrual as actual costs become known.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue the development of Product Candidates and continue to invest in research and development activities. The process of conducting the necessary clinical research and product development to obtain regulatory approval is costly and time consuming, and the successful development of Product Candidates and any future product candidates is highly uncertain. To the extent that our product candidates continue to advance into larger and later stage clinical studies, our expenses will increase substantially and may become more variable.

The actual probability of success for Product Candidates or any future product candidate may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability, regulatory and staffing developments at the FDA and competition with other products. As a result, we are unable to determine the timing of initiation, duration and completion costs of our research and development efforts or when and to what extent we will generate revenue from the commercialization and sale of Product Candidates or any future product candidate.

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

Other (Expense) Income, Net

Other (expense) income, net primarily consists of the change in fair value of warrant liability, clinical trial related settlement expenses with A-IR Clinical Research Ltd., foreign currency transaction gains and losses, interest expense and interest income from our cash balances in savings accounts.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$858,830	$717,582	$141,248
General and administrative	1,236,157	1,184,556	51,601
Total operating expenses	2,094,987	1,902,138	192,849
Loss from operations	(2,094,987)	(1,902,138)	(192,849)
Total other income (expense), net	43,902	(779,295)	823,197
Net loss	$(2,051,085)	$(2,681,433)	$630,348

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
GEM-AKI, GEM-CKD and GEM-PSI clinical study expenses	$470,578	$333,225	$137,353
Other expenses	23,613	89,015	(65,402)
Personnel expenses (including stock-based compensation)	364,639	295,342	69,297
Total research and development expenses	$858,830	$717,582	$141,248

Research and development expenses increased by $0.1 million, from $0.7 million for the three months ended March 31, 2024 to $0.9 million for the three months ended March 31, 2025. The increase was primarily due to increases of $0.1 million of clinical study expense and $0.07 million of personnel expenses, offset by a decrease of $0.07 million of other research and development expenses. Other program expenses include pre-clinical costs and clinical preparation costs primarily for new programs.

General and Administrative Expenses

General and administrative expenses increased by $0.05 million, from $1.1 million for the three months ended March 31, 2024 to $1.2 million for the three months ended March 31, 2025. The increase was primarily due to a increase of $0.06 million in legal and professional fees, and an increase of $0.09 million in personnel expenses.

Other (Expense) Income, Net

Other (expense) income, net, was expense of $0.8 million for the three months ended March 31, 2024, primarily related to the change in fair value of the warrant liability, the clinical trial related settlement expenses with A-IR Clinical Research Ltd., foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts. Other (expense) income, net, was income of $0.04 million for the three months ended March 31, 2025, primarily related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to March 31, 2025, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $56.8 million. As of March 31, 2025, we had available cash and cash equivalents of $3.7 million and an accumulated deficit of $42.6 million.

Our use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our Product Candidates. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of product development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $2.1 million for the three months ended March 31, 2025. As of March 31, 2025 we had an accumulated deficit of $42.6 million, a stockholders’ equity of $2.9 million and available cash and cash equivalents of $3.7 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for Product Candidates or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that our audited financial statements for March 31, 2025 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited consolidated financial statements for March 31, 2025, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(2,794,407)	$(2,837,969)
Net cash used in investing activities	-	(19,172)
Net cash provided by financing activities	—	5,417,180
Net (decrease) increase in cash and cash equivalents	$(2,794,407)	$2,560,039

Net Cash Used in Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $2.8 million, which consisted of a net loss of $2.1 million and a net change of $0.2 million comprised of the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense, offset by a net change of $1.0 million in our net operating assets and liabilities.

During the three months ended March 31, 2024, net cash used in operating activities was $2.8 million, which consisted of a net loss of $2.7 million and a net change of $0.03 million comprised of the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense, offset by a net change of $0.1 million in our net operating assets and liabilities.

Net Cash Used in Investing Activities

During the three months ended March 31, 2025, there was no net cash provided by or used in investing activities consisted of the disposal of lab equipment.

During the three months ended March 31, 2024, net cash used in investing activities consisted of the purchase of lab equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2025, there was no net cash provided by financing activities.

During the three months ended March 31, 2024, net cash provided by financing activities was $5.4 million from the February Public Offering.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business is subject to various risks, including those described below and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Significant reductions in FDA staffing and changes in federal regulatory policy may delay or adversely affect the approval and commercialization of our product candidates.

Recent actions by the current administration, including substantial reductions in the workforce of the U.S. Food and Drug Administration (“FDA”), have created increased uncertainty regarding the timing and outcome of regulatory reviews for new drugs and biologics. These staffing cuts, which have affected key divisions responsible for the review of innovative therapies, may result in longer review times, missed milestones, and inconsistent or delayed feedback from the agency. In addition, the loss of experienced FDA personnel and potential further restructuring could lead to a loss of institutional knowledge and a reduced ability to resolve complex regulatory questions efficiently.

As a result, we may experience delays in the initiation, conduct, or completion of our clinical trials and in the review and approval of our marketing applications. These delays could adversely impact our ability to bring our product candidates to market, disrupt our development timelines, and increase our costs. Furthermore, ongoing regulatory uncertainty may negatively affect investor confidence and our ability to raise additional capital on favorable terms, particularly as small and mid-cap biopharmaceutical companies are more vulnerable to such disruptions.

If the FDA’s operational capacity continues to be reduced or if further policy changes are implemented that affect the agency’s review processes, our business, financial condition, and results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
None.
c)
None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits, Financial Statement Schedules.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

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

REVELATION BIOSCIENCES, INC.

Date: May 8, 2025	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: May 8, 2025	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)