Form 10-Q
period 2025-06-30
REVELATION BIOSCIENCES, INC.
filed 2025-08-08
CIK 1810560

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39603

REVELATION BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3898466
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4660 La Jolla Village Drive, Suite 100, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 800-3717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	REVB	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for a 1/50,400th share of common stock at an exercise price of $579,600.00 per share	REVBW	The Nasdaq Stock Market LLC

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

As of August 4, 2025, the registrant had 1,699,637 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,173,871	$6,499,018
Prepaid expenses and other current assets	186,049	66,699
Total current assets	5,359,920	6,565,717
Property and equipment, net	35,170	56,332
Total assets	$5,395,090	$6,622,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828,894	$783,621
Accrued expenses	739,626	1,127,800
Warrant liability	786	2,246
Total current liabilities	1,569,306	1,913,667
Total liabilities	1,569,306	1,913,667
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Common Stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2025 and December 31, 2024 and 1,534,637 and 174,104 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,535	174
Additional paid-in-capital	48,825,354	45,213,846
Accumulated deficit	(45,001,105)	(40,505,638)
Total stockholders’ equity	3,825,784	4,708,382
Total liabilities and stockholders’ equity	$5,395,090	$6,622,049

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,317,980	$1,394,929	$2,176,810	$2,112,511
General and administrative	1,143,249	1,127,468	2,379,406	2,312,024
Total operating expenses	2,461,229	2,522,397	4,556,216	4,424,535
Loss from operations	(2,461,229)	(2,522,397)	(4,556,216)	(4,424,535)
Other income (expense):
Change in fair value of warrant liability	44	4,416	1,460	72,843
Other income (expense), net	16,803	(5,871,838)	59,289	(6,719,560)
Total other income (expense), net	16,847	(5,867,422)	60,749	(6,646,717)
Net loss	$(2,444,382)	$(8,389,819)	$(4,495,467)	$(11,071,252)

Deemed dividends	(3,181,786)	—	(3,181,786)	—
Net loss attributable to common stockholders	$(5,626,168)	$(8,389,819)	$(7,677,253)	$(11,071,252)
Net loss per share, basic and diluted	$(7.01)	$(246.27)	$(13.60)	$(390.02)
Weighted-average shares used to compute net loss per share, basic and diluted	802,670	34,067	564,560	28,386

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	5,495	5	32,114,812	(25,467,102)	6,647,715
Issuance of common stock from the February 2024 Public Offering	2,677	3	5,417,050	—	5,417,053
Class D Pre-Funded Warrants exercises	25,761	26	101	—	127
Alternative cashless exercises of Class C Common Stock Warrants	71	—	57,589	—	57,589
Stock-based compensation expense	—	—	32,094	—	32,094
Net Loss	—	—	—	(2,681,433)	(2,681,433)
Balance as of March 31, 2024	34,004	$34	$37,621,646	$(28,148,535)	$9,473,145
Common stock issued for services	218	—	25,000	—	25,000
Stock-based compensation expense		—	32,095	—	32,095
Net Loss	—	—	—	(8,389,819)	(8,389,819)
Balance as of June 30, 2024	34,222	$34	$37,678,741	$(36,538,354)	$1,140,421

Balance as of December 31, 2024 (as previously reported)	522,223	$522	$45,213,498	$(40,505,638)	$4,708,382
Retrospective application of reverse recapitalization	(348,143)	(348)	348	—	—
Reverse stock split fractional share roundup	24	—	—	—	—
Balance as of December 31, 2024	174,104	174	45,213,846	(40,505,638)	4,708,382
Alternative cashless exercise of Class F Common Stock Warrants	127,669	128	(128)	—	—
Issuance of RSA's	19,529	20	(20)	—	—
Stock-based compensation expense	—	—	223,455	—	223,455
Net Loss	—	—	—	(2,051,085)	(2,051,085)
Balance as of March 31, 2025	321,302	$322	$45,437,153	$(42,556,723)	$2,880,752
Issuance of common stock from the May 2025 Public Offering	225,000	225	3,388,019	—	3,388,244
Class H Pre-funded Warrant exercises	988,334	988	(691)	—	297
Issuance of common stock for rollover RSU award	1	—	—	—	—
Stock-based compensation expense	—	—	873	—	873
Net Loss	—	—	—	(2,444,382)	(2,444,382)
Balance as of June 30, 2025	1,534,637	$1,535	$48,825,354	$(45,001,105)	$3,825,784

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,495,467)	$(11,071,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,460)	(72,843)
Depreciation expense	14,441	13,482
Disposal of lab supplies	6,721	—
Issuance of common stock for services	—	25,000
Stock-based compensation expense	224,328	64,189
Changes in operating assets and liabilities:
Accounts payable	45,273	(78,575)
Accrued expenses	(388,174)	5,773,267
Deferred offering costs	—	71,133
Prepaid expenses and other current assets	(119,350)	(41,052)
Net cash used in operating activities	(4,713,688)	(5,316,651)
Cash flows from investing activities:
Purchase of property and equipment	—	(19,172)
Net cash used in investing activities	—	(19,172)
Cash flows from financing activities:
Proceeds from the February 2024 Public Offering, net	—	5,417,053
Proceeds from Class D Pre-Funded Warrants exercise	—	127
Proceeds from the May 2025 Public Offering, net	3,388,244	—
Proceeds from Class H Pre-Funded Warrants exercise	297	—
Net cash provided by financing activities	3,388,541	5,417,180
Net (decrease) increase in cash and cash equivalents	(1,325,147)	81,357
Cash and cash equivalents at beginning of period	6,499,018	11,991,701
Cash and cash equivalents at end of period	$5,173,871	$12,073,058

Supplemental disclosure of non-cash investing and financing activities:
Alternative cashless exercise of Class F Common Stock Warrants	$3,094,680	$—
Issuance of Class H Common Stock Warrants in connection with the May 2025 Public Offering	$11,546,080	$—
Deemed dividend for exercise price reduction of warrants	$3,181,786	$—
Issuance of Class D Common Stock Warrants in connection with the February 2024 Public Offering	$—	$6,269,684
Alternative cashless exercise of Class C Common Stock Warrants	$—	$57,589

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

On July 7, 2025, the Company effected the approved 1-for-3 reverse stock split of our shares of common stock. Unless specifically provided otherwise herein, the share and per share information that follows in this Quarterly Report, reflects the effect of the reverse stock splits.

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring losses since its inception, including a net loss of $4.5 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had an accumulated deficit of $45.0 million, a stockholders’ equity of $3.8 million and available cash and cash equivalents of $5.2 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for Product Candidates or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that the Company’s unaudited financial statements for June 30, 2025 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for June 30, 2025, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the accounts of Revelation Biosciences, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2024 and for the year ended December 31, 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2025 are unaudited. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024 included on Form 10-K, as filed with the SEC on March 6, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited balance sheet at December 31, 2024 contained in the above referenced Form 10-K.

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2025, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Selected significant accounting policies are discussed in further detail below:

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

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In net loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded. As of June 30, 2025 and 2024, there were 6,724,423 and 57,504 potential shares of common stock excluded from the calculation of diluted net loss per share as their effect is anti-dilutive, respectively. The basic weighted-average shares used to compute net loss per share in the unaudited condensed consolidated statements of operations includes 1 share underlying Rollover RSU’s that have vested but are unissued and 41,668 shares underlying the outstanding Class F Common Stock Warrants as exercised via the alternative cashless exercise because their exercise requires only nominal consideration for delivery of the shares.

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

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid insurance costs	$75,158	$17,198
Other prepaid expenses & current assets	110,891	49,501
Total prepaid expenses & current assets	$186,049	$66,699

Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Accrued payroll and related expenses	$404,090	$835,724
Accrued clinical study expenses	175,392	183,824
Accrued professional fees	140,725	67,049
Accrued clinical development costs	—	41,203
Accrued other expenses	19,419	—
Total accrued expenses	$739,626	$1,127,800

4. Commitments and Contingencies

Lease Commitments

The Company leases office space located at 4660 La Jolla Village Dr., Suite 100, San Diego, California, through a month-to-month rental agreement, with monthly rent of $151. In addition, the Company leases 2,140 square feet of laboratory space located at 11011 Torreyana Road, Suite 102, San Diego, California on a month-to-month basis with monthly rent of $5,350 per month.

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

5. Financings

February 2024 Public Offering

On February 5, 2024, the Company closed a public offering of 2,677 shares of its common stock, 25,761 pre-funded warrants (the “Class D Pre-Funded Warrants”) and 2,730,000 warrants to initially purchase up to 56,875 shares of common stock with an initial exercise price of $217.44 which expire on February 5, 2029. Net cash proceeds to the Company from the offering were $5.4 million and issuance costs were $0.8 million including placement agent fees. The shares of common stock issued in the offering and the shares of common stock underlying the Class D Pre-Funded Warrants and the Class D Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-276232), which was declared effective by the SEC on January 31, 2024.

Class D Warrant Inducement

On August 21, 2024, the Company entered into warrant exercise inducement offer letters with certain holders of Class D Common Stock Warrants exercisable for an aggregate of 53,083 shares of its common stock, at a reduced exercise price of $60.00 per share. In exchange, the Company agreed to issue two Class E Common Stock Warrants for each Class D Common Stock Warrant exercised in the private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. In connection with the warrant inducement, the Company paid Roth a cash fee of $267,546 for its services. The Company received net cash proceeds of approximately $3.5 million and issuance costs of $0.3 million. The shares of common stock issued from the exercise of the Class D Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-276232), which was declared effective by the SEC on January 31, 2024. The Class E Common Stock Warrants offered in the private placement were registered on Form S-3 (File No. 333-281909) with the SEC and declared effective on September 12, 2024.

Class E Warrant Inducement

On December 3, 2024, the Company entered into warrant exercise inducement offer letters with certain holders of the Class E Common Stock Warrants exercisable for an aggregate of 84,668 shares of common stock with an exercise price of $48.00 per share. In exchange, the Company agreed to issue Class F Common Stock Warrants exercisable for 84,668 shares of its common stock and Class G Common Stock Warrants exercisable for 127,001 shares of its common stock (see Note 9). The warrant inducement was considered a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the warrant inducement, the Company agreed to pay Roth a cash fee of $325,000 for its services, in addition to reimbursement for certain expenses. The Company received net cash proceeds of approximately $3.7 million and issuance costs of $0.4 million. The shares of common stock issued from the exercise of the Class E Common Stock Warrants were registered on Form S-3 (File No. 333-281909), which was declared effective by the SEC on September 12, 2024. The Class F Common Stock Warrants and Class G Common Stock Warrants offered in the private placement were registered on Form S-3 (File No. 333-283764), which was declared effective on December 20, 2024.

2025 Public Offering

On May 29, 2025, the Company closed a public offering of 225,000 shares of its common stock, 988,334 pre-funded warrants to purchase shares of common stock with an exercise price of $0.0003 which did not have an expiration date (the “Class H Pre-Funded Warrant”) and 14,560,000 warrants to purchase 4,853,334 shares of common stock with and exercise price of $3.30 which expires on June 24, 2030 (the “Class H Common Stock Warrants”) at a combined offering price of $3.30 per share of common stock and associated Class H Common Stock Warrants, or $3.29 per pre-funded warrant and associated Class H Common Stock Warrants (the “May 2025 Public Offering”). Net cash proceeds to the Company from the offering were $3.4 million.

Roth Capital Partners, LLC (“Roth”) was engaged by the Company to act as its exclusive placement agent for the May 2025 Public Offering. The Company paid Roth a cash fee equal to 8.0% of the gross proceeds received by the Company in the May 2025 Public Offering, totaling $320,000.

The shares of common stock, the shares of common stock underlying the pre-funded warrants and the shares of common stock underlying the Class H Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-287423), as amended, that was declared effective by the SEC on May 28, 2025.

Between May 29 and June 15, 2025, the Company received notices of cash exercise for the pre-funded warrants issued in connection with the May 2025 Public offering for 988,334 shares of common stock at a total purchase price of $297. As of June 30, 2025 there were no pre-funded warrants outstanding.

Using the Black-Scholes option pricing model, the Class H Common Stock Warrants were valued in the aggregate at $11.5 million and was included in the issuance costs of the May 2025 Public Offering and treated as equity (see Note 9).

The May 2025 Public Offering triggered the down-round feature of the Class C Common Stock Warrants, the Class D Common Stock Warrants, and the Class G Common Stock Warrants. As a result, the exercise price of the Class C Common Stock Warrants was reset from $48.00 to $3.30, the exercise price of the Class D Common Stock Warrants was reset from $11.28 to $3.30, and the exercise price of the Class G Common Stock Warrants was reset from $11.28 to $3.30 resulting in a change of shares issuable under the Class G Common Stock warrants from 540,488 to 1,847,273. In accordance with ASC 260, Earnings Per Share, the Company recorded a deemed dividend of approximately $3.2 million related to the price reset of the Class G Common Stock Warrants, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision (see Note 9).

6. Preferred Stock

The Company is authorized under its articles of incorporation, as amended, up to 5,000,000 shares of preferred stock, which may be issued as designated by the Board of Directors without stockholder approval. As of June 30, 2025, there were no shares of preferred stock issued and outstanding.

7. Common Stock

The Company is authorized under its articles of incorporation, as amended, to issue up to 500,000,000 shares of common stock, par value $0.001 per share.

Common Stock Issuance during the year ended December 31, 2024

On January 29, 2024, the Company issued 71 shares of common stock for alternative cashless exercises of Class C Common Stock Warrants.

On August 22, 2024, the Company issued 2,104 shares of common stock for a cash exercise of Class D Common Stock Warrants for which the Company received total net cash proceeds of $0.2 million.

During 2024 the Company issued a total of 166,405 shares of its common stock in connection with multiple financings for which the Company received total net cash proceeds of $12.6 million.

Common Stock Issuance during the six months ended June 30, 2025

Between January 17, 2025 and March 31, 2025 the Company issued 127,669 shares of common stock for alternative cashless exercises of Class F Common Stock Warrants.

On February 11, 2025, the Company issued 19,529 shares of common stock for RSA grants to employees and directors.

On May 29, 2025, the Company issued 225,000 shares of its common stock in connection with the May 2025 Public Offering. The Company received net cash proceeds of $3.4 million.

Between May 29, 2025 and June 3, 2025 the Company issued 988,334 shares of common stock for cash exercises of pre-funded common stock warrants issued in the May 2025 Public Offering with a total purchase price of $297.

As of June 30, 2025 and December 31, 2024, 1,534,637 and 174,104 shares of common stock were issued and outstanding, respectively. As of June 30, 2025, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	June 30, 2025	June 30, 2024
Public Warrants (exercise price of $579,600.00 per share)	209	209
Class A Common Stock Warrants (exercise price of $165,816.00 per share)	52	52
Class A Common Stock Placement Agent Warrants (exercise price of $165,816.00 per share)	8	8
Class B Common Stock Warrants (exercise price of $30,240.00 per share)	166	166
Class B Common Stock Placement Agent Warrants (exercise price of $37,800.00 per share)	12	12
Class C Common Stock Warrants (exercise price of $3.30 per share)	162	162
Class D Common Stock Warrants (exercise price of $3.30 per share)	1,687	56,875
Class E Common Stock Warrants (exercise price of $48.00 per share)	21,502	—
Class F Common Stock Warrants (exercise price of $48.00 per share)(1)	41,668	—
Class G Common Stock Warrants (exercise price of $3.30 per share)	1,847,273	—
Class H Common Stock Purchase Warrants (exercise price of $3.30 per share)	4,853,334	—
Rollover Warrants (exercise price of $135,212.18 per share)	1	1
Rollover RSU awards outstanding	1	2
Stock Options outstanding (minimum exercise price of $1,713.60)	17	17
Shares reserved for issuance	6,766,092	57,504
Shares available for future stock grants under the 2021 Equity Incentive Plan	32,627	3,383
Total common stock reserved for issuance	6,798,719	60,887

(1)	41,668 shares via the alternative cashless exercise and 20,834 shares via cash exercise

8. Stock-Based Compensation

2021 Equity Incentive Plan

In January 2022, the Board of Directors and the Company’s stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Board of Directors. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest immediately or within four years. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased on the first day of each quarter by 10% of the aggregate number of fully diluted shares of our common stock from the last day of the preceding quarter to the first day of the current quarter or such lesser number as determined by our board of directors (the “Evergreen”).

On January 1, 2025, the number of shares of common stock available under the 2021 Plan increased to 52,173 as per the Evergreen in the 2021 Plan.

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

As of June 30, 2025, there were 32,627 shares available for future grants under the 2021 Plan.

Restricted Stock Units

As of June 30, 2025 and December 31, 2024, the Company had a total of 1 and 2 Rollover RSU awards for shares of common stock outstanding, respectively. During the six months ended June 30, 2025, the Company issued 1 share of common stock for 1 Rollover RSU. As of June 30, 2025, 1 Rollover RSU award is fully vested but unissued and converts to one share of common stock.

Restricted Stock Awards

On February 11, 2025, 19,529 RSAs were granted to employees and the Board of Directors which resulted in a fair value of $0.2 million of stock-based compensation expense based on the Company’s stock price on the date of grant. The awards were granted from shares available under the 2021 Plan with 18,926 shares vesting on the date of grant and the remaining 302 shares vesting on February 11, 2026.

Stock Options

The Company has granted stock options, all of which have fully vested in prior periods. Stock options have a maximum term of 3 or 10 years. There were no stock options granted during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company had 17 stock options outstanding and exercisable, with a weighted average exercise price of $5,763.39, and a weighted average remaining contractual term of 7.0 years. There was no unrecognized compensation expense related to the outstanding stock options as of June 30, 2025.

Stock-Based Compensation Expense

For the three and six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative:
RSA awards	$582	$—	$189,930	$—
RSU awards	—	22,382	—	44,765
Stock Options	—	7,217	—	14,432
General and administrative stock-based compensation expense	582	29,599	189,930	59,197
Research and development:
RSA awards	291	—	34,398	—
RSU awards	—	1,898	—	3,796
Stock Options	—	598	—	1,196
Research and development stock-based compensation expense	291	2,496	34,398	4,992
Total stock-based compensation expense	$873	$32,095	$224,328	$64,189

As of June 30, 2025, there was approximately $2,600 of unrecognized stock-based compensation expense related to RSA grants. The unrecognized stock-based compensation expense is expected to be recognized over the next three quarters for the RSA grants.

9. Warrants

Class C Common Stock Warrants

As of June 30, 2025, the Company has 232,360 outstanding Class C Common Stock Warrants to purchase up to 162 shares of common stock with a exercise price of $3.30, which expire on February 14, 2028. The Class C Common Stock Warrants, which were issued in 2023, are treated as a liability due to the alternative cashless exercise for 0.4 shares of common stock per warrant.

As of June 30, 2025 and December 31, 2024, the fair value of the Class C Common Stock Warrants was $786 and $2,246, respectively, using a Black-Scholes model and Monte-Carlo simulation model as of June 30, 2025 and December 31, 2024, respectively.

Class D Common Stock Warrants

As of June 30, 2025, the Company had Class D Common Stock Warrants outstanding to purchase up to 1,687 shares of common stock with an initial exercise price of $48.00, which were issued in connection with the February Public Offering (see Note 5). The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on February 5, 2029. The Class D Common Stock Warrants were valued on the issuance date in the aggregate at $6.3 million and included in the issuance costs of the offering and treated as equity. As part of the reverse stock split on January 28, 2025, the exercise price of the Class D Common Stock Warrants was reset from $48.00 to $11.28. The exercise price was further reset to $3.30 on May 29, 2025 as a result of the down-round provision in the Class D Common Stock Warrants triggered by instruments sold in the May 2025 Public Offering (see Note 5 above). The impact of the down-round trigger for the Class D Common Stock Warrants was not significant to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2025.

The fair value of the Class D Common Stock Warrants were originally estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected term (years)	5
Risk-free interest rate	4.20%
Expected dividend yield	0.0%

Class E Common Stock Warrants

On August 22, 2024, in connection with the Class D Warrant Inducement (see Note 5), the Company issued Class E Common Stock Warrants to purchase up to 106,170 shares of common stock at an exercise price of $48.00 per share, valued on the Class D Warrant Inducement date in the aggregate at $4.9 million and included in the issuance costs of the warrant inducement and are treated as equity. The Class E Common Stock Warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on August 22, 2029. In connection with the Class E Warrant Inducement (see Note 5), 84,668 of these warrants were exercised. As of June 30, 2025, there are 21,502 Class E Common Stock Warrants outstanding to purchase 21,502 shares of common stock.

The fair value of the Class E Common Stock Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	95%
Expected term (years)	5
Risk-free interest rate	3.77%
Expected dividend yield	0.0%

Class F Common Stock Warrants

On December 3, 2024 in connection with the Class E Warrant Inducement, (see Note 5), the Company issued Class F Common Stock Warrants to purchase up to 84,668 shares of common stock at an initial exercise price of $48.00 per share. The Class F Warrants have an alternative cashless exercise provision that allows the holder to receive two shares of common stock without payment of the exercise price. The Company valued the Class F Common Stock Warrants on the issuance date, based on the alternative cashless exercise provision, at $4.1 million, which was included in the issuance costs of the warrant inducement and are treated as equity. The Class F Common Stock Warrants are exercisable for a period of two years from January 17, 2025, which was the date of stockholder approval. As of June 30, 2025, the Company received alternative cashless exercise notices for 63,835 Class F Common Stock Warrants resulting in the issuance of 127,669 shares of common stock, with 20,834 Class F Common Stock Warrants outstanding.

Class G Common Stock Warrants

On December 3, 2024 in connection with the Class E Warrant Inducement (see Note 5), the Company issued Class G Common Stock Warrants to purchase up to 127,001 shares of common stock at an initial exercise price of $48.00 per share, valued on the issuance date in the aggregate at $2.1 million, which was included in the issuance costs of the warrant inducement and are treated as equity. The Class G Common Stock Warrants are exercisable for a period of five years from January 17, 2025, which was the date of stockholder approval. As part of the reverse stock split on January 28, 2025, common stock underlying the Class G Common Stock Warrants was adjusted from 127,001 shares of common stock to 540,488 shares of common stock and the exercise price was reset from $48.00 to $11.28.

On May 29, 2025, as a result of the down-round provision in the Class G Common Stock Warrants triggered by instruments sold in the May 2025 Public Offering (see Note 5 above), the Class G Common Stock Warrants were reset to an exercise price of $3.30 per warrant, and there was a corresponding increase in the common stock underlying the Class G Common Stock Warrants to 1,847,273 shares. The Company recorded a deemed dividend of approximately $3.2 million, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $11.28 per share and an exercise price of $3.30 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying condensed consolidated balance sheet.

The fair values of the Class G Common Stock Warrants on May 29, 2025, with an exercise price of $11.28 per share and $3.30 per share were $2.12 per warrant share and $2.34 per warrant share, respectively, and was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	4.64
Risk-free interest rate	4.00%
Expected dividend yield	0.0%

Class H Common Stock Warrants

On May 29, 2025 in connection with the May 2025 Public Offering (see Note 5), the Company issued Class H Common Stock Warrants to purchase up to 4,853,334 shares of common stock at an initial exercise price of $3.30 per share, valued on the issuance date in the aggregate at $11.5 million, which was included in the issuance costs of the warrant inducement and are treated as equity. The Class H Common Stock Warrants are exercisable for a period of five years from June 23, 2025, which was the date of shareholder approval.

The fair value of the Class H Common Stock Warrants upon issuance were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	5
Risk-free interest rate	4.00%
Expected dividend yield	0.0%

10. Income Taxes

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax loss and other comprehensive loss. The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025 and 2024, the Company recorded non-taxable income of $1,460 and $0.1 million, respectively, related to a change in the fair value of a warrant liability. The Company incurred taxable losses in 2024 and projects further taxable losses for 2025. The Company did not record a benefit from income taxes because, based on evidence involving its ability to realize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets.

See “Subsequent Events” below for information on the recent One Big Beautiful Bill Act and the potential impacts thereof (see Note 12).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment operating expenses:
Research and development:
GEM-AKI, GEM-CKD and GEM-PSI clinical study expenses	$(961,428)	$(967,577)	$(1,432,005)	$(1,300,802)
Other expenses(1)	(20,570)	(112,180)	(44,183)	(201,195)
Personnel expenses (including stock-based compensation)	(335,982)	(315,172)	(700,622)	(610,514)
General and administrative	(1,143,249)	(1,127,468)	(2,379,406)	(2,312,024)
Change in fair value of warrant liability	44	4,416	1,460	72,843
Other income (expense), net(2)	16,803	(5,871,838)	59,289	(6,719,560)
Net loss	$(2,444,382)	$(8,389,819)	$(4,495,467)	$(11,071,252)

(1)	Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(2)	Clinical trial related settlement expenses with A-IR Clinical Research Ltd., foreign currency transaction gains and losses and interest income from our cash balances in savings accounts.

12. Subsequent Events

2021 Equity Plan Stock Increase

On June 23, 2025 at the annual meeting of stockholders, the stockholders’ approved an amendment to the Evergreen in the 2021 Equity Plan which amends the Evergreen from annual increases to quarterly increases. Subsequently, on July 1, 2025, the number of shares of common stock available under the 2021 Plan increased to 830,073 as per the Evergreen in the 2021 Plan.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements, which are expected to be immaterial.

July 2025 Reverse Stock Split

On June 23, 2025, the stockholders’ approved a proposal that allows the Company to effect one or more reverse stock splits with a combined ratio from one-for-two up to one-for-250 over the next twelve months from the date of approval. Subsequently, on July 7, 2025 the Company effected a 1-for-3 reverse stock split.

As a result of the July 7, 2025 reverse stock split, the exercise prices of the Class C Common Stock Warrants, Class D Common Stock Warrants, Class G Common Stock Warrants and Class H Common Stock Warrants were adjusted from $3.30 to $2.20. The number of shares underlying the Class G Common Stock Warrants was also adjusted from 1,847,273 shares to 2,770,938 shares.

Class H Common Stock Warrant Exercises

During July 2025, the Company received notices of cash exercise for 495,000 Class H Common Stock Warrants issued in connection with the May 2025 Public offering, resulting in the issuance of 165,000 shares of common stock at a total purchase price of $363,000.

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

We have funded our operations since our inception to June 30, 2025 through the issuance and sale of our capital stock, from which we have raised net proceeds of $60.2 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one-year after the date that our audited financial statements for June 30, 2025 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $4.5 million for the six months ended June 30, 2025 and $11.1 million for the six months ended June 30, 2024. As of June 30, 2025 we had an accumulated deficit of $45.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

Recent Developments

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements, which are expected to be immaterial.

Reverse Stock Splits

On January 28, 2025, the Company effected a 1-for-16 reverse stock split of our outstanding shares of common stock, which had been approved at a special meeting of stockholders. Additionally, on July 7, 2025, the Company effected the approved 1-for-3 reverse stock split of our shares of common stock.

Research and Development

Research and development expenses consist primarily of costs incurred for the development of our product candidates. Our research and development expenses consist primarily of external costs related to clinical development, costs related to contract research organizations, costs related to consultants, costs related to acquiring and manufacturing clinical study materials, costs related to contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions, costs related to laboratory supplies and services, and personnel costs. Personnel and related costs consist of salaries, employee benefits and stock-based compensation for personnel involved in research and development efforts.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$1,317,980	$1,394,929	$(76,949)	$2,176,810	$2,112,511	$64,299
General and administrative	1,143,249	1,127,468	15,781	2,379,406	2,312,024	67,382
Total operating expenses	2,461,229	2,522,397	(61,168)	4,556,216	4,424,535	131,681
Loss from operations	(2,461,229)	(2,522,397)	61,168	(4,556,216)	(4,424,535)	(131,681)
Total other income (expense), net	16,847	(5,867,422)	5,884,269	60,749	(6,646,717)	6,707,466
Net loss	$(2,444,382)	$(8,389,819)	$5,945,437	$(4,495,467)	$(11,071,252)	$6,575,785

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
GEM-AKI, GEM-CKD and GEM-PSI clinical study expenses	$961,428	$967,577	$(6,149)	$1,432,005	$1,300,802	$131,203
Other expenses	20,570	112,180	(91,610)	44,183	201,195	(157,012)
Personnel expenses (including stock-based compensation)	335,982	315,172	20,810	700,622	610,514	90,108
Total research and development expenses	$1,317,980	$1,394,929	$(76,949)	$2,176,810	$2,112,511	$64,299

Research and development expenses decreased by $0.1 million, from $1.4 million for the three months ended June 30, 2024 to $1.3 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease of other research and development expenses.

Research and development expenses increased by $0.1 million, from $2.1 million for the six months ended June 30, 2024 to $2.2 million for the six months ended June 30, 2025. The increase was primarily due to increases of $0.1 million of clinical study expense and $0.1 million of personnel expenses, offset by a decrease of $0.1 million of other research and development expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 and 2024 were $1.1 million for both periods.

General and administrative expenses increased by $0.1 million, from $2.3 million for the six months ended June 30, 2024 to $2.4 million for the six months ended June 30, 2025. The increase was primarily due to increases of $0.1 million in legal and professional fees.

Other (Expense) Income, Net

Other (expense) income, net was expense of $5.9 million for the three months ended June 30, 2024, primarily related to the clinical trial related settlement expenses with A-IR Clinical Research Ltd., offset by interest income from our cash balances in savings accounts. Other (expense) income, net, was minimal for the three months ended June 30, 2025.

Other (expense) income, net, was expense of $6.6 million for the six months ended June 30, 2024, primarily related to the change in fair value of the warrant liability, the clinical trial related settlement expenses with A-IR Clinical Research Ltd., foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts. Other (expense) income, net, was income of $0.06 million for the six months ended June 30, 2025, primarily related to the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to June 30, 2025, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $60.2 million. As of June 30, 2025, we had available cash and cash equivalents of $5.2 million and an accumulated deficit of $45.0 million.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $4.5 million for the six months ended June 30, 2025. As of June 30, 2025 we had an accumulated deficit of $45.0 million, a stockholders’ equity of $3.8 million and available cash and cash equivalents of $5.2 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for Product Candidates or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that our audited financial statements for June 30, 2025 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited consolidated financial statements for June 30, 2025, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(4,713,688)	$(5,316,651)
Net cash used in investing activities	-	(19,172)
Net cash provided by financing activities	3,388,541	5,417,180
Net (decrease) increase in cash and cash equivalents	$(1,325,147)	$81,357

Net Cash Used in Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $4.7 million, which consisted of a net loss of $4.5 million and a net change of $0.2 million comprised of the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense, offset by a net change of $0.5 million in our net operating assets and liabilities.

During the six months ended June 30, 2024, net cash used in operating activities was $5.3 million, which consisted of a net loss of $11.1 million and a net change of $0.03 million comprised of the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense, offset by a net change of $5.7 million in our net operating assets and liabilities.

Net Cash Used in Investing Activities

During the six months ended June 30, 2025, there was no net cash provided by or used in investing activities.

During the six months ended June 30, 2024, net cash used in investing activities consisted of the purchase of lab equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $3.4 million from the May 2025 Public Offering.

During the six months ended June 30, 2024, net cash provided by financing activities was $5.4 million from the February Public Offering.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Artificial intelligence is playing an increasingly important role in biotechnology which may have an effect on us.

Artificial intelligence (“AI”) is increasingly playing a role in our industry, being used for target identification, drug discovery, preclinical modeling, and data analysis. While it is not a significant factor in our current operations, AI may play a future role in our operations based upon our evaluation of its usefulness to us, and there are material risks associated with its use.

AI technologies are inherently complex and evolving. They may not function as intended, produce accurate results, or provide actionable insights. The quality of AI outputs depends heavily on the quality and quantity of input data, which in the life sciences context may be limited, biased, incomplete, or subject to regulatory and privacy constraints. If we utilize AI in the future and our AI systems fail to identify viable therapeutic candidates, predict biological outcomes, or produce reproducible results, our product development efforts may be delayed or unsuccessful.

In addition, the use of AI in regulated environments such as biotechnology and pharmaceuticals may attract increasing scrutiny from regulatory authorities. Regulatory bodies have not yet established clear guidelines governing the validation, approval, or oversight of AI-generated insights or AI-supported decision-making. Any failure to comply with future regulatory expectations regarding AI could limit our ability to use such technologies or result in penalties or delays.

We also rely on third-party AI platforms, vendors, and cloud infrastructure. Any errors, outages, security breaches, or failures by such third parties may disrupt our operations or compromise proprietary data. Furthermore, as AI technologies become more widely adopted, we may face increased competition from other biotechnology companies leveraging similar tools.

If we are unable to successfully integrate and manage AI within our business, or if AI fails to deliver the expected benefits, our ability to discover and develop new therapies could be materially adversely affected.

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

EXHIBIT	DESCRIPTION
3.1	Amendment to the Third Amended and Restated Certificate of Incorporation effective July 7, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: August 8, 2025	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: August 8, 2025	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)