Form 10-Q
period 2025-09-30
REVELATION BIOSCIENCES, INC.
filed 2025-11-06
CIK 1810560

Classr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 5,924,137 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$12,708,489	$6,499,018
Prepaid expenses and other current assets	123,934	66,699
Total current assets	12,832,423	6,565,717
Property and equipment, net	23,919	56,332
Total assets	$12,856,342	$6,622,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,034,951	$783,621
Accrued expenses	819,381	1,127,800
Warrant liability	175	2,246
Total current liabilities	1,854,507	1,913,667
Total liabilities	1,854,507	1,913,667
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Common Stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2025 and December 31, 2024 and 3,585,972 and 174,104 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,586	174
Additional paid-in-capital	57,906,530	45,213,846
Accumulated deficit	(46,908,281)	(40,505,638)
Total stockholders’ equity	11,001,835	4,708,382
Total liabilities and stockholders’ equity	$12,856,342	$6,622,049

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$922,857	$830,981	$3,099,667	$2,943,492
General and administrative	1,020,154	965,705	3,399,559	3,277,729
Total operating expenses	1,943,011	1,796,686	6,499,226	6,221,221
Loss from operations	(1,943,011)	(1,796,686)	(6,499,226)	(6,221,221)
Other income (expense):
Change in fair value of warrant liability	611	6,041	2,071	78,884
Other income (expense), net	35,224	(450,920)	94,512	(7,170,480)
Total other income (expense), net	35,835	(444,879)	96,583	(7,091,596)
Net loss	$(1,907,176)	$(2,241,565)	$(6,402,643)	$(13,312,817)

Deemed dividends	(2,769,742)	—	(5,951,528)	—
Net loss attributable to common stockholders	$(4,676,918)	$(2,241,565)	$(12,354,171)	$(13,312,817)
Net loss per share, basic and diluted	$(1.77)	$(40.15)	$(9.76)	$(354.05)
Weighted-average shares used to compute net loss per share, basic and diluted	2,644,733	55,832	1,265,571	37,602

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	$5,495	$5	$32,114,812	$(25,467,102)	$6,647,715
Issuance of common stock from the February 2024 Public Offering	2,677	3	5,417,050	—	5,417,053
Class D Pre-Funded Warrants exercises	25,761	26	101	—	127
Alternative cashless exercises of Class C Common Stock Warrants	71	—	57,589	—	57,589
Stock-based compensation expense	—	—	32,094	—	32,094
Net Loss	—	—	—	(2,681,433)	(2,681,433)
Balance as of March 31, 2024	34,004	$34	$37,621,646	$(28,148,535)	$9,473,145
Common stock issued for services	218	—	25,000	—	25,000
Stock-based compensation expense	—	—	32,095	—	32,095
Net Loss	—	—	—	(8,389,819)	(8,389,819)
Balance as of June 30, 2024	34,222	$34	$37,678,741	$(36,538,354)	$1,140,421
Class D Common Stock Warrants exercises	2,104	2	241,388	—	241,390
Warrant Inducement exercises	53,083	53	3,501,223	—	3,501,276
Stock-based compensation expense	—	—	32,095	—	32,095
Net Loss	—	—	—	(2,241,565)	(2,241,565)
Balance as of September 30, 2024	89,409	$89	$41,453,447	$(38,779,919)	$2,673,617

Balance as of December 31, 2024 (as previously reported)	522,223	$522	$45,213,498	$(40,505,638)	$4,708,382
Retrospective application of reverse recapitalization	(348,143)	(348)	348	—	—
Reverse stock split fractional share roundup	24	—	—	—	—
Balance as of December 31, 2024	174,104	174	45,213,846	(40,505,638)	4,708,382
Alternative cashless exercise of Class F Common Stock Warrants	127,669	128	(128)	—	—
Issuance of RSA's	19,529	20	(20)	—	—
Stock-based compensation expense	—	—	223,455	—	223,455
Net Loss	—	—	—	(2,051,085)	(2,051,085)
Balance as of March 31, 2025	321,302	$322	$45,437,153	$(42,556,723)	$2,880,752
Issuance of common stock from the May 2025 Public Offering	225,000	225	3,388,019	—	3,388,244
Class H Pre-funded Warrant exercises	988,334	988	(691)	—	297
Issuance of common stock for rollover RSU award	1	—	—	—	—
Stock-based compensation expense	—	—	873	—	873
Net Loss	—	—	—	(2,444,382)	(2,444,382)
Balance as of June 30, 2025	1,534,637	$1,535	$48,825,354	$(45,001,105)	$3,825,784
Alternative cashless exercise of Class F Common Stock Warrants	41,668	41	(41)	—	—
Class H Common Stock Warrants exercises	165,000	165	362,835	—	363,000
Warrant Inducement exercises	1,844,666	1,845	8,717,508	—	8,719,353
Issuance of common stock for rollover RSU award	1	—	—	—	—
Stock-based compensation expense	—	—	874	—	874
Net Loss	—	—	—	(1,907,176)	(1,907,176)
Balance as of September 30, 2025	3,585,972	$3,586	$57,906,530	$(46,908,281)	$11,001,835

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,402,643)	$(13,312,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	225,202	96,284
Depreciation expense	21,206	20,702
Loss on disposal of equipment	11,207	—
Change in fair value of warrant liability	(2,071)	(78,884)
Issuance of common stock for services	—	25,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(57,235)	(33,155)
Deferred offering costs	—	71,133
Accounts payable	236,330	1,767,450
Accrued expenses	(334,585)	(3,129,348)
Net cash used in operating activities	(6,302,589)	(14,573,635)
Cash flows from investing activities:
Purchase of property and equipment	—	(36,860)
Net cash used in investing activities	—	(36,860)
Cash flows from financing activities:
Proceeds from the May 2025 Public Offering, net	3,388,244	—
Proceeds from Class H Pre-Funded Warrants exercise	297	—
Proceeds from the Warrant Inducement exercises, net	8,760,519	—
Proceeds from Class H Warrants exercises	363,000	—
Proceeds from the February 2024 Public Offering, net	—	5,417,053
Proceeds from Class D Common Stock Warrants exercises	—	241,390
Proceeds from the Warrant Inducement exercises, net	—	3,501,276
Proceeds from Class D Pre-Funded Warrants exercise	—	127
Net cash provided by financing activities	12,512,060	9,159,846
Net increase (decrease) in cash and cash equivalents	6,209,471	(5,450,649)
Cash and cash equivalents at beginning of period	6,499,018	11,991,701
Cash and cash equivalents at end of period	$12,708,489	$6,541,052

Supplemental disclosure of non-cash investing and financing activities:
Alternative cashless exercises of Class F Common Stock Warrants	$4,104,680	$—
Fair Value of Class H Common Stock Warrants in connection with the May 2025 Public Offering	$11,546,080	$—
Fair Value of Class I Common Stock Warrants in connection with the Class H Warrant Inducement	$23,686,845	$—
Equity issuance costs in connection with the Warrant Inducement included in accounts payable and accrued expenses	$41,166	$—
Incremental fair value of the Class H Common Stock Warrants in connection with the Class H Warrant Inducement	$91,455	$—
Deemed dividend for exercise price reductions of warrants	$5,951,528	$—
Fair Value of Class E Common Stock Warrants in connection with the Class D Warrant Inducement	$—	$4,887,683
Incremental fair value of the Class D Common Stock Warrants in connection with the Class D Warrant Inducement	$—	$337,131
Equity issuance costs in connection with the Class D Warrant Inducement included in accounts payable	$—	$25,968
Fair Value of Class D Common Stock Warrants in connection with the February 2024 Public Offering	$—	$6,269,684
Alternative cashless exercise of Class C Common Stock Warrants	$—	$57,589

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Revelation Biosciences, Inc. (collectively with its wholly-owned subsidiary, referred to as “we,” us,” “our,” “Revelation,” or the “Company”) is a clinical-stage life science company that is focused on rebalancing inflammation to optimize health using its proprietary formulation Gemini. We have multiple ongoing programs to evaluate Gemini, including GEM-AKI as a treatment for acute kidney injury (“AKI”), GEM-CKD as a treatment for chronic kidney disease (“CKD”), GEM-PSI as a prevention for post surgical infection (“PSI”), and GEM-PBI as a prevention of infection in severe burn patients requiring hospitalization (“PBI”) (together the “Product Candidates”). The Company was incorporated in the state of Delaware on November 20, 2019 (originally as Petra Acquisition, Inc.) and is based in San Diego, California.

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

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring losses since its inception, including a net loss of $6.4 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had an accumulated deficit of $46.9 million, a stockholders’ equity of $11.0 million and available cash and cash equivalents of $12.7 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for the Product Candidates or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that the Company’s unaudited financial statements for September 30, 2025 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for September 30, 2025, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the accounts of Revelation Biosciences, Inc. and its wholly owned subsidiary. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2024 and for the year ended December 31, 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2025 are unaudited. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024 included on Form 10-K, as filed with the SEC on March 6, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited balance sheet at December 31, 2024 contained in the above referenced Form 10-K.

2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2025, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Selected significant accounting policies are discussed in further detail below:

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

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In net loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded. As of September 30, 2025 and 2024, there were 17,355,088 and 108,484 potential shares of common stock, respectively, excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. The weighted-average number of shares used to compute basic and diluted net loss per share includes shares held in abeyance because there is no consideration required for delivery of the shares and excludes shares of restricted stock that are issued but unvested.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid insurance costs	$55,100	$17,198
Other prepaid expenses & current assets	68,834	49,501
Total prepaid expenses & current assets	$123,934	$66,699

Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Accrued payroll and related expenses	$600,496	$835,724
Accrued clinical study expenses	73,586	183,824
Accrued professional fees	104,345	67,049
Accrued other expenses	40,954	—
Accrued clinical development costs	—	41,203
Total accrued expenses	$819,381	$1,127,800

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

5. Financings

February 2024 Public Offering

On February 5, 2024, the Company closed a public offering of 2,677 shares of its common stock, 25,761 pre-funded warrants (the “Class D Pre-Funded Warrants”) and 2,730,000 warrants to initially purchase up to 56,875 shares of common stock with an initial exercise price of $217.44 which expire on February 5, 2029 (the “Class D Common Stock Warrants”). Net cash proceeds to the Company from the offering were $5.4 million and issuance costs were $0.8 million, including placement agent fees. The shares of common stock issued in the offering and the shares of common stock underlying the Class D Pre-Funded Warrants and the Class D Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-276232), which was declared effective by the SEC on January 31, 2024.

Class D Warrant Inducement

On August 21, 2024, the Company entered into warrant exercise inducement offer letters with certain holders of the Class D Common Stock Warrants exercisable for an aggregate of 53,083 shares of its common stock, at a reduced exercise price of $60.00 per share. In exchange, the Company agreed to issue two Class E Common Stock Warrants for each Class D Common Stock Warrant exercised in the private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. In connection with the warrant inducement, the Company paid Roth Capital Partners, LLC (“Roth”) a cash fee of approximately $0.3 million for its services. The Company received net cash proceeds of approximately $3.5 million, net of issuance costs of $0.3 million. The shares of common stock issued from the exercise of the Class D Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-276232), which was declared effective by the SEC on January 31, 2024. The Class E Common Stock Warrants offered in the private placement were registered on Form S-3 (File No. 333-281909) with the SEC and declared effective on September 12, 2024.

Class E Warrant Inducement

On December 3, 2024, the Company entered into warrant exercise inducement offer letters with certain holders of the Class E Common Stock Warrants exercisable for an aggregate of 84,668 shares of common stock with an exercise price of $48.00 per share. In exchange, the Company agreed to issue Class F Common Stock Warrants exercisable for 84,668 shares of its common stock and Class G Common Stock Warrants exercisable for 127,001 shares of its common stock (see Note 9). The warrant inducement was considered a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the warrant inducement, the Company agreed to pay Roth a cash fee of $0.3 million for its services, in addition to reimbursement for certain expenses. The Company received net cash proceeds of approximately $3.7 million, net of issuance costs of $0.4 million. The shares of common stock issued from the exercise of the Class E Common Stock Warrants were registered on Form S-3 (File No. 333-281909), which was declared effective by the SEC on September 12, 2024. The Class F Common Stock Warrants and Class G Common Stock Warrants offered in the private placement were registered on Form S-3 (File No. 333-283764), which was declared effective on December 20, 2024.

2025 Public Offering

On May 29, 2025, the Company closed a public offering of 225,000 shares of its common stock, 988,334 pre-funded warrants to purchase shares of common stock with an exercise price of $0.0003 which did not have an expiration date (the “Class H Pre-Funded Warrant”) and 14,560,000 warrants to purchase 4,853,334 shares of common stock with an initial exercise price of $3.30 which expire on June 24, 2030 (the “Class H Common Stock Warrants”), at a combined offering price of $3.30 per share of common stock and associated Class H Common Stock Warrants, or $3.29 per pre-funded warrant and associated Class H Common Stock Warrants (the “May 2025 Public Offering”). Net cash proceeds to the Company from the offering were $3.4 million.

Roth was engaged by the Company to act as its exclusive placement agent for the May 2025 Public Offering. The Company paid Roth a cash fee equal to 8.0% of the gross proceeds received by the Company in the May 2025 Public Offering, totaling $0.3 million.

The shares of common stock, the shares of common stock underlying the pre-funded warrants and the shares of common stock underlying the Class H Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-287423), as amended, that was declared effective by the SEC on May 28, 2025.

Between May 29 and June 15, 2025, the Company received notices of cash exercise for all of the pre-funded warrants issued in connection with the May 2025 Public offering totaling 988,334 shares of common stock, at a total purchase price of $297. As of September 30, 2025 there were no pre-funded warrants outstanding.

Using the Black-Scholes option pricing model, the Class H Common Stock Warrants were valued in the aggregate at $11.5 million and included in the issuance costs of the May 2025 Public Offering and treated as equity (see Note 9).

The May 2025 Public Offering triggered the down-round feature of the Class C Common Stock Warrants, the Class D Common Stock Warrants, and the Class G Common Stock Warrants, resulting in a reduction in the exercise price of these warrants. In accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, the Company recorded a deemed dividend of approximately $3.2 million related to the price reset of the Class G Common Stock Warrants, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision (see Note 9).

Class H Warrant Inducement

On September 10, 2025, the Company entered into warrant exercise inducement offer letters with certain holders of 13,065,000 Class H Common Stock Warrants exercisable for an aggregate of 4,355,000 shares of its common stock, at an exercise price of $2.20 per share. In exchange, the Company agreed to issue 13,065,000 Class I Common Stock Warrants. The warrant inducement was considered a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the warrant inducement, the Company paid Roth a cash fee of approximately $0.8 million for its services. The Company received net cash proceeds of approximately $8.7 million, which is net of issuance costs of approximately $0.9 million. The shares of common stock issued from the exercise of the Class H Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-287423), which was declared effective by the SEC on May 28, 2025. The Class I Common Stock Warrants offered in the private placement were registered on Form S-3 (File No. 333-290309) with the SEC and was declared effective on September 30, 2025.

The Class H Warrant Inducement, which resulted in the issuance of the Class I Common Stock Warrants in exchange for the cash exercise of the Class H Common Stock Warrants, is considered a modification of the Class H Warrants under the guidance of ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Equity Classified Written Call Options. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders of the Class H Common Stock Warrants to cash exercise their warrants, resulting in the imminent exercise of the Class H Common Stock Warrants, which raised equity capital and generated net proceeds for the Company of approximately $8.7 million. As the Class H Warrants and the Class I Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $0.1 million as an equity issuance cost.

Upon close of the transaction, the Company issued 923,000 of the 4,355,000 shares of common stock that were issuable upon exercise of the Class H Warrants. Due to the beneficial ownership limitation provisions in the inducement offer letters, the remaining 3,432,000 shares were initially unissued, and held in abeyance for the benefit of the warrant holders until notice from the warrant holders that the shares may be issued in compliance with such limitation is received. During the three and nine months ended September 30, 2025, 921,666 of these abeyance shares were issued and 2,510,334 shares remain held in abeyance as of September 30, 2025.

The Class H Warrant Inducement triggered the down-round feature of the Class C Common Stock Warrants, the Class D Common Stock Warrants, the Class G Common Stock Warrants, and the remaining Class H Common Stock Warrants, resulting in a reset of the exercise prices of those warrants. In accordance with ASC 260, Earnings Per Share, the Company recorded a deemed dividend of approximately $2.8 million related to the price reset of the Class D, Class G, and Class H Common Stock Warrants, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision (see Note 9).

6. Preferred Stock

The Company is authorized under its articles of incorporation, as amended, to issue up to 5,000,000 shares of preferred stock, which may be issued as designated by the Board of Directors without stockholder approval. As of September 30, 2025, there were no shares of preferred stock issued and outstanding.

7. Common Stock

The Company is authorized under its articles of incorporation, as amended, to issue up to 500,000,000 shares of common stock, par value $0.001 per share.

Common Stock Issuances during the year ended December 31, 2024

On January 29, 2024, the Company issued 71 shares of common stock for alternative cashless exercises of Class C Common Stock Warrants.

On August 22, 2024, the Company issued 2,104 shares of common stock for a cash exercise of Class D Common Stock Warrants for which the Company received total net cash proceeds of $0.2 million.

During 2024 the Company issued a total of 166,405 shares of common stock in connection with multiple financings, for which the Company received total net cash proceeds of $12.6 million.

Common Stock Issuances during the nine months ended September 30, 2025

Between January 17, 2025 and March 31, 2025 the Company issued 127,669 shares of common stock for alternative cashless exercises of Class F Common Stock Warrants.

On February 11, 2025, the Company issued 19,529 shares of common stock for RSA grants to employees and directors.

On May 29, 2025, the Company issued 225,000 shares of common stock in connection with the May 2025 Public Offering, for which the Company received net cash proceeds of $3.4 million.

Between May 29, 2025 and June 3, 2025 the Company issued 988,334 shares of common stock for cash exercises of pre-funded common stock warrants issued in the May 2025 Public Offering with a total purchase price of $297.

During July 2025, the Company issued 165,000 shares of common stock for cash exercises of Class H Common Stock Warrants, for which the Company received net proceeds of $363,000.

On August 18, 2025, the Company issued 41,668 shares of common stock for alternative cashless exercises of Class F Common Stock Warrants.

The Company received net cash proceeds of $8.7 million, which is net of $0.9 million of issuance costs, in connection with the Class H Warrant Inducement, in which an aggregate of 4,355,000 shares of common stock will be issued. As of September 30, 2025, 1,844,666 of these shares were issued and the remaining 2,510,334 shares are being held in abeyance (see Note 5).

As of September 30, 2025 and December 31, 2024, 3,585,972 and 174,104 shares of common stock were issued and outstanding, respectively. As of September 30, 2025, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	September 30, 2025	September 30, 2024
Public Warrants (exercise price of $579,600.00 per share)	209	209
Class A Common Stock Warrants (exercise price of $165,816.00 per share)	52	52
Class A Common Stock Placement Agent Warrants (exercise price of $165,816.00 per share)	8	8
Class B Common Stock Warrants (exercise price of $30,240.00 per share)	166	166
Class B Common Stock Placement Agent Warrants (exercise price of $37,800.00 per share)	12	12
Class C Common Stock Warrants (exercise price of $1.55 per share)	162	162
Class D Common Stock Warrants (exercise price of $1.55 per share)	1,687	1,687
Class E Common Stock Warrants (exercise price of $48.00 per share)	21,502	106,170
Class G Common Stock Warrants (exercise price of $1.55 per share)	3,932,943	—
Class H Common Stock Warrants (exercise price of $1.55 per share)(1)	2,843,668	—
Class I Common Stock Warrants (exercise price of $2.20 per share)	13,065,000	—
Rollover Warrants (exercise price of $135,212.18 per share)	1	1
Rollover RSU awards outstanding	—	2
Stock Options outstanding (minimum exercise price of $1,713.60)	12	17
Shares reserved for issuance	19,865,422	108,486
Shares available for future stock grants under the 2021 Equity Incentive Plan	810,532	3,383
Total common stock reserved for issuance	20,675,954	111,869

(1)	Includes 2,510,334 shares of common stock issuable in connection with the Class H Warrant Inducement that were held in abeyance as of September 30, 2025.

8. Stock-Based Compensation

2021 Equity Incentive Plan

In January 2022, the Board of Directors and the Company’s stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Board of Directors. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest immediately, within one or within four years. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased on the first day of each quarter by 10% of the aggregate number of fully diluted shares of our common stock from the last day of the preceding quarter to the first day of the current quarter or such lesser number as determined by our board of directors (the “Evergreen”). As of September 30, 2025, the number of shares of common stock approved for issuance under the 2021 Plan is 830,073 shares.

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

Restricted Stock Units

As of December 31, 2024, the Company had a total of 2 Rollover restricted stock unit (“RSU”) awards for shares of common stock outstanding. During the three and nine months ended September 30, 2025, the Company issued 1 and 2 shares of common stock for 1 and 2 Rollover RSUs, respectively. As of September 30, 2025, there are no Rollover RSU awards outstanding.

Restricted Stock Awards

On February 11, 2025, there were 19,529 restricted stock awards (“RSAs”) granted to employees and the Board of Directors, which had a fair value of $0.2 million based on the Company’s stock price on the date of grant. The awards were granted from shares available under the 2021 Plan, with 19,228 shares fully vested on the date of grant and the remaining 301 shares vesting on February 11, 2026.

Stock Options

The Company has granted stock options, all of which have fully vested in prior periods. Stock options have a maximum term of 10 years. There were no stock options granted during the three and nine months ended September 30, 2025 and 2024. During the three and nine months ended September 30, 2025 there were 5 stock options that were cancelled. As of September 30, 2025, the Company had 12 stock options outstanding and exercisable, with an exercise price of $1,714, and a weighted average remaining contractual term of 7.5 years. There was no unrecognized compensation expense related to the outstanding stock options as of September 30, 2025.

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative:
RSA awards	$583	$—	$190,513	$—
RSU awards	—	22,384	—	67,149
Stock Options	—	7,215	—	21,647
General and administrative stock-based compensation expense	583	29,599	190,513	88,796
Research and development:
RSA awards	291	—	34,689	—
RSU awards	—	1,898	—	5,694
Stock Options	—	598	—	1,794
Research and development stock-based compensation expense	291	2,496	34,689	7,488
Total stock-based compensation expense	$874	$32,095	$225,202	$96,284

As of September 30, 2025, there was approximately $1,500 of unrecognized stock-based compensation expense related to RSA grants, which is expected to be recognized over the next two quarters.

9. Warrants

Class C Common Stock Warrants

As of September 30, 2025, the Company has 232,360 outstanding Class C Common Stock Warrants to purchase up to 162 shares of common stock with an exercise price of $1.55, which expire on February 14, 2028. The Class C Common Stock Warrants, which were issued in 2023, are treated as a liability due to an alternative cashless exercise provision that precludes the Class C Common Stock Warrants from being considered indexed to the Company’s stock. As of September 30, 2025 and December 31, 2024, the fair value of the Class C Common Stock Warrants was insignificant.

Class D Common Stock Warrants

As of September 30, 2025, the Company had Class D Common Stock Warrants outstanding to purchase up to 1,687 shares of common stock with an initial exercise price of $48.00, which were issued in connection with the February 2024 Public Offering (see Note 5). The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on February 5, 2029. The Class D Common Stock Warrants, which are classified as equity instruments, were valued on the issuance date in the aggregate at $6.3 million and included in the issuance costs of the offering.

The fair value of the Class D Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected term (years)	5.00
Risk-free interest rate	4.20%
Expected dividend yield	0.0%

As a result of exercise price adjustments triggered by the reverse stock split on January 28, 2025, the exercise price of the Class D Common Stock Warrants was reset from $48.00 to $11.28. The exercise price was further reset to $3.30 on May 29, 2025 due to the down-round provision triggered by instruments sold in the May 2025 Public Offering (see Note 5). Additionally, the exercise price was reset to $2.20 as a result of exercise price adjustments triggered by the reverse stock split on July 7, 2025, and then reset to $1.55 on September 10, 2025, as a result of the down-round provision triggered by instruments sold in the Class H Warrant Inducement (see Note 5). The impact of the down-round triggers for the Class D Common Stock Warrants were not significant to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2025.

Class E Common Stock Warrants

On August 22, 2024, in connection with the Class D Warrant Inducement (see Note 5), the Company issued Class E Common Stock Warrants to purchase up to 106,170 shares of common stock at an exercise price of $48.00 per share. The Class E Common Stock Warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right, and expire on August 22, 2029. The Class E Common Stock Warrants, which are classified as equity instruments, were valued on the issuance date in the aggregate at $4.9 million and included in the issuance costs of the warrant inducement.

The fair value of the Class E Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	95%
Expected term (years)	5.00
Risk-free interest rate	3.77%
Expected dividend yield	0.0%

In connection with the Class E Warrant Inducement (see Note 5), 84,668 of the Class E Common Stock Warrants were exercised. As of September 30, 2025, there are 21,502 Class E Common Stock Warrants outstanding to purchase 21,502 shares of common stock.

Class F Common Stock Warrants

On December 3, 2024, in connection with the Class E Warrant Inducement (see Note 5), the Company issued Class F Common Stock Warrants to purchase up to 84,668 shares of common stock at an initial exercise price of $48.00 per share. The Class F Common Stock Warrants were exercisable for a period of two years from January 17, 2025, which was the date of stockholder approval. The Class F Warrants had an alternative cashless exercise provision that allowed the holder to receive two shares of common stock without payment of the exercise price. The Class F Common Stock Warrants, which were classified as equity instruments, were valued on the issuance date based on the alternative cashless exercise provision at $4.1 million, which was included in the issuance costs of the warrant inducement. During the nine months ended September 30, 2025, the Company received alternative cashless exercise notices for all of its Class F Common Stock Warrants, resulting in the issuance of 169,337 shares of common stock. As of September 30, 2025, there are no Class F Common Stock Warrants outstanding.

Class G Common Stock Warrants

On December 3, 2024, in connection with the Class E Warrant Inducement (see Note 5), the Company issued Class G Common Stock Warrants to purchase up to 127,001 shares of common stock at an initial exercise price of $48.00 per share. The Class G Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily volume weighted average price (“VWAP”) during the period commencing five trading days preceding the event and ending after five trading days commencing on the date of the event is less than the exercise price of the Class G Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. Upon any adjustment to the exercise price of the Class G Common Stock Warrants, the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate proceeds will remain unchanged. The Class G Common Stock Warrants are exercisable for a period of five years from January 17, 2025, which was the date of stockholder approval. The Class G Common Stock Warrants, which are classified as equity instruments, were valued on the issuance date in the aggregate at $2.1 million, which was included in the issuance costs of the warrant inducement.

The fair value of the Class G Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected term (years)	5.00
Risk-free interest rate	4.38%
Expected dividend yield	0.0%

The reverse stock split on January 28, 2025 triggered an exercise price adjustment per the terms of the Class G Common Stock Warrants, which resulted in a reduction to the exercise price from $48.00 to $11.28 and a simultaneous increase in the number of shares issuable upon exercise from 127,001 shares to 540,488 shares.

On May 29, 2025 as a result of the down-round provision in the Class G Common Stock Warrants triggered by instruments sold in the May 2025 Public Offering (see Note 5), the exercise price of the Class G Common Stock Warrants was reset to $3.30 per share, and there was a proportional increase in the shares of common stock underlying the Class G Common Stock Warrants to 1,847,273 shares. The Company recorded a related deemed dividend of approximately $3.2 million during the nine months ended September 30, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $11.28 per share and an exercise price of $3.30 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying condensed consolidated balance sheet.

The fair values of the Class G Common Stock Warrants on May 29, 2025, with an exercise price of $11.28 per share and $3.30 per share were $2.12 per warrant share and $2.34 per warrant share, respectively, and were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	4.64
Risk-free interest rate	4.00%
Expected dividend yield	0.0%

As a result of the exercise price adjustment triggered by the reverse stock split on July 7, 2025, the exercise price was reset to $2.20 and the number of shares of common stock underlying the Class G Common Stock Warrants was proportionally increased from 1,847,273 shares to 2,770,938 shares.

On September 10, 2025, as a result of the down-round provision in the Class G Common Stock Warrants triggered by instruments sold in the Class H Warrant Inducement (see Note 5), the exercise price of the Class G Common Stock Warrants was reset to $1.55 per share, and there was a corresponding increase in the number of shares of common stock underlying the Class G Common Stock Warrants to 3,932,943 shares. The Company recorded a related deemed dividend of approximately $2.8 million during the three and nine months ended September 30, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $2.20 per share and an exercise price of $1.55 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying condensed consolidated balance sheet.

The fair values of the Class G Common Stock Warrants on September 10, 2025, with an exercise price of $2.20 per share and $1.55 per share were $2.24 per warrant share and $2.28 per warrant share, respectively, and was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	155%
Expected term (years)	4.36
Risk-free interest rate	3.53%
Expected dividend yield	0.0%

Class H Common Stock Warrants

On May 29, 2025 in connection with the May 2025 Public Offering (see Note 5), the Company issued Class H Common Stock Warrants to purchase up to 4,853,334 shares of common stock at an initial exercise price of $3.30 per share. The Class H Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily VWAP during the period commencing five trading days immediately preceding and five trading dates immediately following the date of the event is less than the exercise price of the Class H Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. The Class H Common Stock Warrants are exercisable for a period of five years from June 23, 2025, which was the date of shareholder approval. The Class H Common Stock Warrants, which are classified as equity instruments, were valued on the issuance date in the aggregate at $11.5 million, which was included in the issuance costs of the warrant inducement.

The fair value of the Class H Common Stock Warrants upon issuance were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	5.00
Risk-free interest rate	4.00%
Expected dividend yield	0.0%

As a result of exercise price adjustments triggered by the reverse stock split on July 7, 2025, the exercise price of the Class H Common Stock Warrants was reset to $2.20.

On September 10, 2025, as a result of the down-round provision in the Class H Common Stock Warrants triggered by instruments sold in the Class H Warrant Inducement (see Note 5), the Class H Common Stock Warrants were reset to an exercise price of $1.55 per warrant. The Company recorded a related deemed dividend of approximately $13,000 during the three and nine months ended September 30, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $2.20 per share and an exercise price of $1.55 per share, which resulted in a fair value of $2.24 per warrant share and $2.28 per warrant share, respectively.

As of September 30, 2025, there are 1,000,000 Class H Common Stock Warrants outstanding to purchase 333,334 shares of common stock.

Class I Common Stock Warrants

On September 11, 2025 in connection with the Class H Warrant Inducement (see Note 5), the Company issued 13,065,000 Class I Common Stock Warrants to purchase up to 13,065,000 shares of common stock at an initial exercise price of $2.20 per share. The Class I Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily VWAP during the period commencing five trading days immediately preceding and five trading dates immediately following the date of the event is less than the exercise price of the Class I Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. The Class I Common Stock Warrants are exercisable for a period of five years from the date of shareholder approval. The Class I Common Stock Warrants, which are classified as equity instruments, were valued on the issuance date in the aggregate at $23.7 million, which was included in the issuance costs of the warrant inducement.

The fair value of the Class I Common Stock Warrants upon issuance were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	5.00
Risk-free interest rate	3.59%
Expected dividend yield	0.0%

10. Income Taxes

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax loss and other comprehensive loss. The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025 and 2024, the Company recorded non-taxable income of $2,071 and less than $0.1 million, respectively, related to a change in the fair value of a warrant liability. The Company incurred taxable losses in 2024 and projects further taxable losses for 2025. The Company did not record a benefit from income taxes because, based on evidence involving its ability to realize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment operating expenses:
Research and development:
GEM-AKI, GEM-CKD and GEM-PSI clinical study expenses	$(572,250)	$(498,923)	$(2,004,255)	$(1,950,421)
Other expenses(1)	(24,897)	(22,447)	(69,080)	(72,946)
Personnel expenses (including stock-based compensation)	(325,710)	(309,611)	(1,026,332)	(920,125)
General and administrative	(1,020,154)	(965,705)	(3,399,559)	(3,277,729)
Change in fair value of warrant liability	611	6,041	2,071	78,884
Other income (expense), net(2)	35,224	(450,920)	94,512	(7,170,480)
Net loss	$(1,907,176)	$(2,241,565)	$(6,402,643)	$(13,312,817)

(1)	Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(2)

Interest income from our cash balances in savings accounts and foreign currency transaction gains and losses in 2025. In 2024 this also included LifeSci judgment expense, clinical trial related settlement expenses with A-IR Clinical Research Ltd., and deferred underwriting commissions.

12. Subsequent Events

2021 Equity Plan Stock Increase

On October 1, 2025, the number of shares of common stock available under the 2021 Plan increased to 2,345,139 shares as per the Evergreen in the 2021 Plan.

Abeyance Shares

During October 2025, 1,346,000 shares of common stock that were held in abeyance as of September 30, 2025, related to the Class H Warrant Inducement, were released to the holders (see Notes 5 and 9).

Restricted Stock Awards Granted

On October 29, 2025, there were an aggregate of 992,165 RSAs granted to employees and members of the Board of Directors. The awards were granted from shares available under the 2021 Plan, and 796,853 of the awards vest quarterly over one year from the date of grant, and the remaining 195,312 awards vest 100% on January 28, 2026. The awards had a fair value of $1.3 million, based on the Company’s stock price on the date of grant.

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

Overview

Revelation is a clinical-stage life science company that is focused on rebalancing inflammation to optimize health using its proprietary formulation Gemini. We are developing a pipeline of potential high-value products based on Gemini. Gemini is our proprietary formulation of PHAD an established TLR4 agonist that can stimulate the human body’s innate immune response to prevent and treat disease. Our current Gemini based programs consist of: GEM-AKI, which is being developed as a potential therapy for the treatment of acute kidney injury; GEM-CKD, which is being developed as a potential therapy for the treatment of chronic kidney disease; GEM-PSI, which is being developed for the prevention and treatment of post surgical infection; and GEM-PBI as a prevention of infection in severe burn patients requiring hospitalization (together the “Product Candidates”).

Since our inception, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of the Product Candidates.

We have funded our operations since our inception to September 30, 2025 through the issuance and sale of our capital stock, from which we have raised net proceeds of $69.2 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one-year after the date that our unaudited condensed consolidated financial statements for September 30, 2025 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $6.4 million for the nine months ended September 30, 2025 and $13.3 million for the nine months ended September 30, 2024. As of September 30, 2025 we had an accumulated deficit of $46.9 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

Other Income (expense), Net

Other income (expense), net primarily consists of interest income from our cash balances in savings accounts, foreign currency transaction gains and losses, the change in fair value of warrant liability, and clinical trial related settlement expenses.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$922,857	$830,981	$91,876	$3,099,667	$2,943,492	$156,175
General and administrative	1,020,154	965,705	54,449	3,399,559	3,277,729	121,830
Total operating expenses	1,943,011	1,796,686	146,325	6,499,226	6,221,221	278,005
Loss from operations	(1,943,011)	(1,796,686)	(146,325)	(6,499,226)	(6,221,221)	(278,005)
Total other income (expense), net	35,835	(444,879)	480,714	96,583	(7,091,596)	7,188,179
Net loss	$(1,907,176)	$(2,241,565)	$334,389	$(6,402,643)	$(13,312,817)	$6,910,174

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
GEM-AKI, GEM-CKD and GEM-PSI clinical study expenses	$572,250	$498,923	$73,327	$2,004,255	$1,950,421	$53,834
Other expenses	24,897	22,447	2,450	69,080	72,946	(3,866)
Personnel expenses (including stock-based compensation)	325,710	309,611	16,099	1,026,332	920,125	106,207
Total research and development expenses	$922,857	$830,981	$91,876	$3,099,667	$2,943,492	$156,175

Research and development expenses increased by $0.1 million, from $0.8 million for the three months ended September 30, 2024 to $0.9 million for the three months ended September 30, 2025. The increase was primarily due to an increase in clinical study expenses related to our Product Candidates.

Research and development expenses increased by $0.2 million, from $2.9 million for the nine months ended September 30, 2024 to $3.1 million for the nine months ended September 30, 2025. The increase was due to increases in personnel expenses of $0.1 million and $0.1 million of clinical study expenses related to our Product Candidates.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 and 2024 were $1.0 million for each period.

General and administrative expenses increased by $0.1 million, from $3.3 million for the nine months ended September 30, 2024 to $3.4 million for the nine months ended September 30, 2025. The increase was primarily due to an increase of $0.1 million in investor relations expense and $0.1 million in consulting fees, offset by a reduction in personnel expenses.

Other Income (Expense), Net

Other income (expense), net, was income of less than $0.1 million for the three months ended September 30, 2025 and related primarily to interest income from our cash balances in savings accounts. Other income (expense), net, was expense of $0.4 million for the three months ended September 30, 2024, primarily related to expense in connection with the deferred underwriting commissions, partially offset by the change in fair value of the warrant liability, foreign currency transaction gains and losses, and interest income from our cash balances in savings accounts.

Other income (expense), net, was income of $0.1 million for the nine months ended September 30, 2025, primarily related to interest income from our cash balances in savings accounts and foreign currency transaction gains and losses. Other income (expense), net, was expense of $7.1 million for the nine months ended September 30, 2024, primarily related to the LifeSci judgment expense, including reimbursement of costs, the clinical trial related settlement expenses with A-IR Clinical Research Ltd, and expense in connection with the deferred underwriting commissions, offset by interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to September 30, 2025, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $69.2 million. As of September 30, 2025, we had available cash and cash equivalents of $12.7 million and an accumulated deficit of $46.9 million.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $6.4 million for the nine months ended September 30, 2025. As of September 30, 2025 we had an accumulated deficit of $46.9 million, a stockholders’ equity of $11.0 million and available cash and cash equivalents of $12.7 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the Product Candidates or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that our audited financial statements for September 30, 2025 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for September 30, 2025, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(6,302,589)	$(14,573,635)
Net cash used in investing activities	-	(36,860)
Net cash provided by financing activities	12,512,060	9,159,846
Net increase (decrease) in cash and cash equivalents	$6,209,471	$(5,450,649)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $6.3 million, which consisted of a net loss of $6.4 million and a net change of $0.3 million comprised primarily of stock-based compensation expense and depreciation expense, offset by a net change of $0.2 million in our net operating assets and liabilities.

During the nine months ended September 30, 2024, net cash used in operating activities was $14.6 million, which consisted of a net loss of $13.3 million and a net change of $1.3 million in our net operating assets and liabilities.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2025, there was no net cash provided by or used in investing activities.

During the nine months ended September 30, 2024, net cash used in investing activities consisted of the purchase of lab equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $12.5 million and was primarily due to the May 2025 Public Offering of $3.4 million and the Class H Warrant Inducement in September 2025 of $8.7 million.

During the nine months ended September 30, 2024, net cash provided by financing activities was $9.2 million from net proceeds of $5.4 million received in connection with the February 2024 Public Offering, $0.2 million received from exercises of the Class D Common Stock Warrants, and $3.5 million received in connection with the Warrant Inducement.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in U.S. and international trade policies may adversely impact our business and operating results.

From time to time, proposals are made to significantly change existing trade agreements and relationships between the U.S. and other countries. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements. Like all U.S. businesses, we are exposed to the effects of possible supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or foreign governments, as well as political unrest or unstable economic conditions in foreign countries. The U.S. government has adopted a new approach to trade policy and, in some cases, entered into new trade agreements. Our supply may in the future be subject to increased import tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to such tariffs. We may otherwise experience supply disruptions or delays, and our suppliers may not provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

REVELATION BIOSCIENCES, INC.

Date: November 6, 2025	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: November 6, 2025	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)