Form 10-K
period 2025-12-31
REVELATION BIOSCIENCES, INC.
filed 2026-02-26
CIK 1810560

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39603

REVELATION BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3898466
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4660 La Jolla Village Drive, Suite 100, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 800-3717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	REVB	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for a 1/201,600th share of common stock at an exercise price of $2,318,400 per share	REVBW	The Nasdaq Stock Market LLC

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

The aggregate market value of voting common equity held by non-affiliates of the registrant was $3,418,594 as of June 30, 2025.

As of February 23, 2026, the registrant had 3,720,420 shares of common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

On January 28, 2026, we effected the approved 1-for-4 reverse stock split of our outstanding shares of common stock.

On July 7, 2025, we effected the approved 1-for-3 reverse stock split of our outstanding shares of common stock.

On January 28, 2025, we effected the approved 1-for-16 reverse stock split of our outstanding shares of common stock.

On January 25, 2024, we effected the approved 1-for-30 reverse stock split of our outstanding shares of common stock.

Unless otherwise indicated, all share and per-share amounts in this filing reflect the reverse stock splits.

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

Risk Factors Summary

Risks Related to Our Business

•
We are a clinical stage biotechnology company and have no products approved for commercial sale. We have incurred net losses since our inception, we anticipate that we will continue to incur significant losses for the foreseeable future, and even if we were to generate revenue, we may never achieve or maintain profitability.
•
Our audited financial statements contain a going concern qualification as we do not anticipate that our current cash and cash equivalents will be sufficient to sustain operations within one year after the date our audited financial statements for December 31, 2025 were issued, and we will need additional funding to continue our business. If we are unable to secure additional funding, we may be forced to delay, reduce or discontinue our development programs.
•
Our future success depends in part on our ability to retain our senior management team, directors and other key employees and to attract, retain and motivate other qualified personnel.

Risks Related to the Product Development, Regulatory Approval, Manufacturing and Commercialization of Our Product Candidates

•
If preclinical studies or clinical studies for our product candidates GEM-AKI and GEM-CKD (“Product Candidates”) are unsuccessful or delayed, we will be unable to meet our future development goals.
•
The results of prior preclinical or clinical studies are not necessarily predictive of our future results.
•
Certain of the clinical studies of our Product Candidates have been and are planned to be conducted outside the United States, and the FDA or comparable foreign regulatory authorities may not accept data from such studies.
•
Significant reductions in FDA staffing and changes in federal regulatory policy may delay or adversely affect the approval and commercialization of our Product Candidates. Recent workforce reductions at the FDA have created uncertainty regarding review timelines, regulatory feedback, and the agency’s operational capacity, which could materially impact our development programs and ability to obtain timely approvals.
•
Our Product Candidates and the administration of our Product Candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

i

•
Compliance with amendments to the FDCA requiring diversity action plans for Phase 3 and pivotal clinical trials may delay initiation of our pivotal studies for GEM-AKI and GEM-CKD, increase enrollment challenges, or require additional time and resources to meet diversity goals, any of which could impact our development timelines.
•
Our business depends on the success of our Product Candidates, including obtaining regulatory approval to market our Product Candidates in the United States and/or other major foreign markets such as the European Union.
•
Even if we obtain regulatory approval for a product candidate, our products and business will remain subject to ongoing regulatory obligations and review.
•
Legislative or regulatory healthcare reforms in the United States or other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of our Product Candidates and to produce, market and distribute our Product Candidates after clearance or approval is obtained.
•
Our Product Candidates, if approved, may not achieve adequate coverage or reimbursement from third‑party payors, and government healthcare reform and cost‑containment efforts could limit the prices we can charge and make our Product Candidates commercially non‑viable.
•
We face intense competition in an environment of rapid technological change and the possibility that our competitors may develop products and drug delivery systems that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our Product Candidates.

Risks Related to our Reliance on Third Parties

•
We rely on third parties to conduct certain elements of our preclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our Product Candidates.
•
We rely on third parties to manufacture the raw materials, including the active pharmaceutical ingredients that we use to create our Product Candidates.

Risks Related to Our Intellectual Property

•
If we are unable to obtain and maintain effective patent rights for our Product Candidates or any future product candidates, we may not be able to compete effectively in our markets. If we are unable to protect the confidentiality of our trade secrets or know-how, such proprietary information may be used by others to compete against us.
•
We may not be able to adequately protect or enforce our intellectual property rights, which could allow competitors to use our technology and reduce the value of our Product Candidates. Even if we obtain patents and other intellectual property protections, enforcing these rights can be expensive, time‑consuming and uncertain(particularly in foreign jurisdictions),and we may be unable to prevent third parties from infringing, misappropriating or otherwise challenging our intellectual property, which could harm our business.
•
We may not have sufficient patent lifespan to effectively protect our products and business.
•
If we are unable to maintain effective proprietary rights for our Product Candidates or any future product candidates, we may not be able to compete effectively in our markets.

Risks Related to Ownership of our Shares of Common Stock

•
Our stock price has been and may continue to be highly volatile, which could result in substantial losses for investors.
•
We will need additional financing to fund our development and clinical programs, and such financing may be unavailable on favorable terms or may be significantly dilutive to existing stockholders.
•
The market value for our Common Stock is affected by our continued listing on Nasdaq. Nasdaq has proposed rules which could adversely affect the continued listing of the Company’s common stock.

General Risk Factors

We are subject to several other risks of which other public companies are subject, including without limitation, our ability to comply with corporate governance laws and financial reporting standards, and our ability to maintain an effective system of internal controls.

ii

iii

PART I

References in this Annual Report on Form 10-K, unless otherwise noted, “we,” “us,” “our,” “Revelation” and the “Company” refer to Revelation Biosciences, Inc. and its subsidiary.

Item 1. Business.

Overview

Revelation is a clinical-stage life science company that is focused on rebalancing inflammation to optimize health using its proprietary formulation Gemini. We have multiple ongoing programs to evaluate Gemini, including GEM-AKI as a treatment for acute kidney injury (“AKI”) and GEM-CKD as a treatment for chronic kidney disease (“CKD”). The Company was incorporated in the state of Delaware on November 20, 2019 (originally as Petra Acquisition, Inc.) and is based in San Diego, California.

Our common stock and warrants sold in our initial public offering (“Public Warrants”) are listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the ticker symbol “REVB” and “REVBW,” respectively.

Recent Developments

July 2025 and January 2026 Reverse Stock Splits

On June 23, 2025, at the annual meeting of stockholders, our stockholders granted discretionary authority to our board of directors to (i) amend our certificate of incorporation one or more times to combine outstanding shares of our common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of one-for-two to a maximum of a one-for-250 split, with the exact ratio to be determined by our board of directors in its sole discretion; and (ii) effect the reverse stock split(s), if at all, within one year of the date the proposal is approved by stockholders

Following the annual meeting of stockholders and determination by the Board of Directors on the reverse split ratio, we filed a Certificate of Amendment which effected a 1-for-3 reverse stock split of our outstanding shares of common stock effective as of July 7, 2025. Additionally, we filed a Certificate of Amendment effective which effected a 1-for-4 reverse stock split of our outstanding shares of common stock effective as of January 28, 2026, .

2025 Reverse Stock Splits

On January 17, 2025, at a special meeting of stockholders, our stockholders approved a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock at a specific ratio within a range of one-for-two (1-for-2) to a maximum of a one-for-fifty (1-for-50) split. Following the special meeting of stockholders and determination by the Board of Directors on the reverse split ratio, we filed a Certificate of Amendment which effected a 1-for-16 reverse stock split of our outstanding shares of common stock effective as of January 28, 2025.

2024 Reverse Stock Split

On January 17, 2024, at a special meeting of stockholders, our stockholders approved a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock at a specific ratio within a range of one-for-two (1-for-2) to a maximum of a one-for-fifty (1-for-50) split. On January 22, 2024, we filed the Certificate of Amendment which effected a 1-for-30 reverse stock split of our outstanding shares of common stock effective as of January 25, 2024.

Business Strategy and Pipeline

Revelation is focused on developing potentially high-value products to address significant, unmet medical needs. Revelation’s lead product candidate Gemini, is our proprietary formulation platform of phosphorylated hexaacyl disaccharide (“PHAD®”), an established Toll-like receptor 4 (“TLR4”) agonist that works by modulating and rebalancing a dysregulated inflammatory response.

Our lead Gemini programs have been derisked with preclinical and clinical data and are focused on disorders involving the kidneys including treatment or prevention of acute kidney injury (“AKI”) and treatment of chronic kidney disease (“CKD”). In order to leverage our renal care focus and associated infrastructure, Revelation will look to add to its pipeline with technologies that address other kidney related issues. Revelation’s pipeline is summarized in the figure below:

In addition to kidney care, Gemini’s unique immunomodulatory properties could lead to prevention and treatment of a variety of diseases (Figure 1). To realize and unlock the full potential of Gemini, Revelation may seek strategic opportunities including out-licensing and/or academic collaborations.

Figure 1. Potential Future Applications for Gemini

Neurodegenerative Diseases
Parkinson's
Alzheimer's Disease
Hepatic Disease
MASH
IgA Nephropathy
Inflammatory Bowel Disease
Crohn's Disease
Ulcerative Colitis
Hyperinflammatory Syndromes
CAR-T Induced MAS
ARDS
CAPS
Cardiovascular Disease
Myocarditis
Pericarditis
Cardiorenal Syndrome
Renal Disease
Acute Kidney Injury
Chronic Kidney Disease
IgA Nephropathy
Connective Tissue Disease
Rheumatoid Arthritis
Osteoarthritis
Myositis
Systemic Infection
Post-surgical
Post-severe burn

The Gemini Platform

Our current therapeutic programs are based on our proprietary Gemini formulation of PHAD®, a synthetic version of monophosphoryl lipid A (“MPLA”) with a well-established biology. Chemically, PHAD is a small fragment of lipopolysaccharide (“LPS”) which is also called endotoxin. Like LPS, PHAD stimulates TLR4, but unlike LPS, PHAD stimulation leads to controlled production of multiple cytokines and chemokines (Figure 2) which modulate the activity of the innate and adaptive immune response to rebalance the inflammatory response and restore equilibrium (Figure 3).

Figure 2. Interaction of PHAD with TLR4

Extracellular space
Intracellular space
Gemini
LPS
MYD88
TRIF
NF-κB
P
IRF3
P
IRF3
Nucleus
Gemini is a safer TLR4 agonist, producing low levels of pro-inflammatory cytokines, leading to less cellular damage, promoting a balanced immune response
Increased production of pro-inflammatory cytokines via LPS, resulting in cell damage and inflammation
LPS
Gemini
TLR4

Figure 3. Gemini can rebalance cellular equilibrium, fostering healing processes

GEM-AKI

Gemini is being evaluated as an acute (short-term) treatment for AKI. AKI is defined as a sudden and rapid loss in normal kidney function and currently the only treatment for AKI is supportive care and the use of renal replacement therapy (dialysis). AKI can be caused by many different factors including severe infection, trauma, drug toxicity, etc. Regardless of the initial insult, AKI is predominately driven by dysregulated hyperinflammation.

We believe the immunomodulatory action of Gemini can attenuate the excess inflammation associated with AKI and restore equilibrium. Preclinical studies have demonstrated that Gemini can treat acute kidney injury driven by hyper inflammation. In addition, clinical studies have demonstrated the immunomodulatory properties of Gemini in healthy individuals, and more importantly, Gemini was shown to durably normalize excessive background cellular inflammation and restore immunocompetence in patients with CKD.

Revelation met with FDA at the end of 2025 and obtained agreement on a single Phase 2/3 adaptive design study with a primary composite endpoint of death and/or dialysis for submission of a new drug application (NDA). During 2026, the Company plans to build the necessary infrastructure to successfully run this clinical study including engagement of a scientific advisory board, engagement of a top-tier clinical research organization, and manufacture of blinded drug and placebo with the intention of starting the Phase 2/3 study as soon as feasible.

GEM-CKD

Gemini is also being evaluated as a chronic (long-term) treatment for CKD. CKD is a progressive decline in kidney function ultimately resulting in the need for dialysis and/or a transplant (if eligible). CKD can be caused my numerous conditions including diabetes, hypertension, prior episode of AKI, etc. Like AKI, progression of CKD is predominately driven by dysregulated inflammation resulting in scarring of the kidney.

We believe the immunomodulatory action of Gemini can attenuate the dysregulated inflammation associated with CKD and restore equilibrium. Preclinical studies have demonstrated that Gemini treatment can prevent scar tissue formation in hyper inflamed kidneys. In addition, clinical studies have demonstrated the immunomodulatory properties of Gemini in healthy individuals, and more importantly, Gemini was shown to durably normalize excessive background cellular inflammation and restore immunocompetence in patients with CKD.

During 2026, Revelation intends to conduct preclinical toxicology studies to support a repeat dose Phase 2 study to allow further evaluation of Gemini in this high-need patient population.

Our Strategy

Our goal is to become a leader in the treatment and prevention of kidney disease and conditions with significant unmet needs. The key components of our strategy are to:

•
Conduct a phase 2/3 adaptive design study in patients with AKI and submit the data from this study in an NDA for marketing approval in the United States
•
Conduct clinical studies to advance the development of Gemini for the treatment of chronic kidney disease
•
Leverage our growing expertise and infrastructure in the kidney space by broadening our portfolio through identification and development of new additional technologies to treat other kidney related issues
•
Strategically advance the development of Gemini for prevention and treatment of other non-kidney related conditions, through collaborations and out-licensing opportunities to maximize the potential for Gemini

Our Corporate History and Team

The Company was incorporated in the state of Delaware on November 20, 2019 (originally as Petra Acquisition, Inc.) and is based in San Diego, California. The Gemini program was initiated in 2022. We have assembled an entrepreneurial management team of biopharmaceutical experts with extensive experience in drug development, manufacturing and commercialization of pharmaceutical products. We are also supported by a group of directors, leading investors and scientific advisors whose collective experience will assist us in realizing our corporate strategy.

BACKGROUND

Acute Kidney Injury Overview

Acute Kidney Injury, or “AKI”, (also known as acute renal failure), is defined as a rapid loss of kidney function. AKI causes a build-up of waste products in blood and makes it more difficult for kidneys to maintain the correct balance of fluid in the body. AKI can also significantly impact other organs such as the brain, heart, and lungs. Severe AKI requiring dialysis significantly increases the likelihood of worse outcomes including longer time in an ICU, potential to develop chronic kidney disease, and death.

AKI is a major cause of morbidity and mortality, affecting more than 10% of all hospitalized patients and more than 50% of patients admitted to intensive care units. Renal replacement therapy (dialysis) is still the only therapeutic option in the treatment of the consequences of severe AKI and is required in approximately 20% of all critically ill patients. AKI is associated with high mortality rates, and even among those who survive, up to 40% later develop chronic kidney disease or progress to end-stage renal disease. As such, new therapies to treat AKI are urgently needed.

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

The American Hospital Association states that approximately 34 million people are admitted to US hospitals each year. It was found that 20% or approximately 6.8 million patients admitted to hospitals had AKI by the University of Florida. The CDC says Medicare in 2015 alone had an annual expenditure of over $10 billion and growing for AKI, with spending for AKI related costs of approximately $42,077 per patient. The only treatment for severe AKI is dialysis which increases the potential for worse outcomes including death, therefore Gemini could be the first available therapy for this significant unmet medical need. This data is an indication of how large the AKI market is and the potential for Gemini.

AKI is a serious and growing unmet medical need. Aside from supportive care and the use of renal replacement therapy, there are no approved therapies for treating AKI.

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

Kidney disease is a major public health problem, affecting ~10% of populations in industrialized countries. The damage suffered as a result of AKI, which affects 13.3 million people per year, often leads to CKD. Both AKI and CKD are increasing worldwide. Progression of chronic kidney damage often leads to end stage renal disease with the need for renal replacement therapy (dialysis or transplantation), resulting in significant morbidity and mortality for affected patients.

CKD can be initiated and propagated in several ways. One prevalent condition is the high blood sugar levels associated with Type 1 or Type 2 diabetes. High blood sugar is toxic to kidney cells creating stress which imitates the inflammatory process leading to the demise of these cells with subsequent fibrosis ultimately resulting in continuous loss of kidney function over time. High arterial blood pressure is another source of stress that initiates the inflammatory process leading to CKD. Other risk factors include heart disease, obesity family history of CKD or older age.

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

Every day more than 360 people begin treatment for kidney failure (dialysis or transplant). According to the Centers for Disease Control and Prevention (the “CDC”), more than 1 in 7, that is 15%, of US adults or 37 million people are estimated to have CKD. As many as 9 to 10 adults with CKD as well as about 2 in 5 adults with severe CKD do not know they have the disease. Kidney diseases are a leading cause of death in the United States. The CDC estimates Medicare costs in excess of $87 billion and continues to promote reduced costs including better management of CKD.

Current Treatment

AKI

There are currently no therapeutics to prevent or treat AKI. Treatment for AKI requires hospitalization and intensive care support until kidney function recovers. In more serious cases, dialysis may be needed to help replace kidney function until kidneys can recover. Current treatments only address what is causing the acute kidney injury.

CKD

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

At this time, there are no approved therapies for CKD that target the underlying inflammation associated with the progression of this disease.

REVELATION’S PROGRAMS

Gemini Platform

The innate immune system is our first line of defense against stress such as trauma, infection and acute and chronic disorders. The innate immune system responds to stress by producing and releasing various types of cytokines. Cytokines are proteins that direct different activities in cells and can be inflammatory or protective, meaning they may be able to modulate certain established cellular activities. Toll-like receptors serve a vital role in initiating the innate immune system response by recognizing different molecular patterns associated with pathogens such as bacteria and viruses (e.g. PAMPS: pathogen associated molecular patterns) as well as tissue damage (e.g. DAMPS: damage associated molecular patterns).

Gemini is our proprietary formulation platform of PHAD®, a synthetic version of MPLA with a well-established biology. Chemically, PHAD is a small fragment of LPS, which is also called endotoxin. Like LPS, PHAD stimulates TLR4, but unlike LPS, PHAD stimulation leads to controlled production of multiple cytokines and chemokines (Figure 4) which modulate the activity of the innate and adaptive immune response to rebalance the inflammatory response and restore equilibrium (Figure 5).

Revelation believes the immunomodulatory action of Gemini can be used to treat disease and conditions driven by a dysregulated inflammatory response. Numerous acute and chronic kidney conditions are driven by dysregulated inflammation.

Figure 4. Interaction of PHAD with TLR4

Figure 5. Gemini can rebalance cellular equilibrium, fostering healing processes

Gemini-AKI and CKD Programs

AKI Overview

Gemini is being evaluated as an acute (short-term) treatment for AKI. AKI is defined as a sudden and rapid loss in normal kidney function. Currently the only treatment for AKI is supportive care and the use of renal replacement therapy (dialysis). AKI can be caused by many different factors including severe infection, trauma, drug toxicity, etc. Regardless of the initial insult, AKI is predominately driven by dysregulated hyperinflammation.

We believe the immunomodulatory action of Gemini can attenuate the excess inflammation associated with AKI and restore equilibrium. Preclinical studies have demonstrated that Gemini can treat acute kidney injury driven by hyperinflammation. In addition, clinical studies have demonstrated the immunomodulatory properties of Gemini in healthy individuals, and more importantly, Gemini was shown to durably normalize excessive background cellular inflammation and restore immunocompetence in patients with CKD.

Revelation met with FDA at the end of 2025 and obtained agreement on a single Phase 2/3 adaptive design study with a primary composite endpoint of death and/or dialysis for submission of a new drug application (NDA). During 2026, the Company plans to build the necessary infrastructure to successfully run this clinical study including engagement of a scientific advisory board, engagement of a top-tier clinical research organization specializing in renal studies, and manufacture of blinded drug and placebo with the intention of starting the Phase 2/3 study as soon as feasible.

CKD Overview

Gemini is also being evaluated as a chronic (long-term) treatment for CKD. CKD is a progressive decline in kidney function ultimately resulting in the need for dialysis and/or a transplant (if eligible). CKD can be caused my numerous conditions including diabetes, hypertension, prior episode of AKI, etc. Like AKI, progression of CKD is predominately driven by dysregulated inflammation resulting in scarring of the kidney.

We believe the immunomodulatory action of Gemini can attenuate the dysregulated inflammation associated with CKD and restore equilibrium. Preclinical studies have demonstrated that Gemini treatment can prevent scar tissue formation in hyper inflamed kidneys. In addition, clinical studies have demonstrated the immunomodulatory properties of Gemini in healthy individuals, and more importantly, Gemini was shown to durably normalize excessive background cellular inflammation and restore immunocompetence in patients with CKD.

During 2026, Revelation intends to conduct preclinical toxicology studies to support a repeat dose Phase 2 study to allow further evaluation of Gemini in this high-need patient population.

Preclinical Studies Supporting the development of Gemini for AKI and CKD

Preclinical studies have shown that Gemini can attenuate the inflammatory response resulting in reduce severity and duration of acute kidney injury as well as prevention of scarring associated with AKI and CKD.

Unilateral Urethral Obstruction Model

Revelation tested Gemini in the Unilateral Urethral Obstruction (“UUO”) model of AKI and CKD to evaluate the potential of Gemini to prevent kidney fibrosis and correct excess inflammation. The UUO model is appropriate for studying the anti-inflammatory and anti-fibrotic effects of potential new therapies for acute and chronic kidney disease as complete ureteral obstruction of one kidney results in significant inflammation and subsequent fibrosis of the obstructed kidney over a 7-day period.

The study demonstrated a dose-dependent reduction in scar tissue formation in the Gemini treated groups (Figure 6) and a dose dependent decrease in inflammation markers with a. subsequent increase in inflammation resolving and protective markers (Figure 7).

Figure 6. Gemini Treatment Reduces Fibrosis in Acute and Chronic Kidney Model (UUO in Rats)

Collagen Fraction Volume
(% Area)
7%
6%
5%
4%
3%
2%
1%
0%
*
†
†
†
Sham
UUO Control
Positive Control
Gemini (0.1 mg/kg)
Gemini (0.3 mg/kg)
Gemini (0.9 mg/kg)
* p < 0.05 vs Sham
† p < 0.05 vs UUO control

Rats (n=11-12 per treatment group) were subjected to the UUO surgical procedure. Animals were administered either vehicle (Sham, UUO, and Positive control) or Gemini (doses listed are for active ingredient) on days 1-7 post-surgery. Kidneys were harvested and analyzed at the end of the treatment period. Composite data represents the average of 3 anatomically distinct depths (10 images/depth/rat/group = ~60-65% of renal cortical area). Treatment with Gemini resulted in a significant dose-dependent reduction in fibrosis. The high dose group (0.9 mg/kg) reduced new collagen deposition (fibrosis) by 58% vs new collagen deposition observed in the no treatment UUO group (normalized to sham group, n=6).

Figure 7. Gemini Antifibrotic Effects Likely Mediated by Validated Target Cytokines

Gemini reduced TGF-β and increased IL-10 and NGAL in a dose dependent manner. TGF-β is pro-fibrotic and is directly linked to the propagation of fibrosis. The positive control is a well-established TGF-β blocker. IL-10 is a key driver for the reduction and resolution of inflammation, and NGAL is an important defense for preventing excessive oxidative damage resulting from injury/ongoing inflammation.

Ischemia-Reperfusion Model

Gemini Pretreatment Reduces AKI in a Unilateral Ischemia/Reperfusion Model

Revelation tested Gemini pretreatment in a bilateral ischemia-reperfusion model (I/R). In this model, rats were pretreated with:

•
single dose of intravenous Gemini at 1000 or 350 µg/kg or vehicle control (2.18% HP-b-CD and 5% dextrose in sterile water), at 3 or 24 and/or 48 hours prior to undergoing bilateral ischemia for 30 minutes followed by reperfusion.
•
two doses of intravenous Gemini at 350 or 70 µg/kg or vehicle control (2.18% HP-b-CD and 5% dextrose in sterile water), at 24 and 48 hours prior to undergoing bilateral ischemia for 30 minutes followed by reperfusion.

In addition to clinical observations, rats were evaluated for kidney function and functional biomarkers at 24 and 72 hours post-surgery, and kidney damage at 72 hours (sacrifice) post-surgery.

The results from this study demonstrated pretreatment with Gemini at least 24 hours prior to surgery significantly improved kidney function as demonstrated by reductions in serum BUN and creatinine vs pretreatment with vehicle only (Figures 8a and 8b). Additional renal function findings (data not shown) included improved creatinine clearance and excretion relative to the vehicle group. In addition, Gemini pretreatment reduced cortical and medullary tubular injury (Figure 9a and 9b). Lastly, Gemini pretreatment showed a reduction in several markers of inflammation including CRP, IL-6, and neutrophilic inflammation (Figures 10a - 10d).

Figure 8a and 8b: Gemini Preserves Kidney Function (Serum Creatinine and Serum BUN) in a Rat Bilateral Ischemia/Reperfusion Model of AKI

Gemini reduced serum creatinine levels (left) and BUN levels (right) at 24 and 72 hours post IR surgery as measured by histopathology when dosed 24 and/or 48 hours prior to IR. A similar trend was observed at the 70µg/kg dose level (data not shown). n = 16-28.

Figure 9a and 9b: Gemini Reduces Injury (Acute Cortical Tubular Necrosis and Medullary Tubular Necrosis) in a Rat Bilateral Ischemia/Reperfusion Model of AKI

Gemini reduced injury to the cortical (left) and medullary tubules (right) at 72 hours post IR surgery as measured by histopathology when dosed 24 hours prior to IR. A similar trend was observed for 70 mg/kg (data not shown). n = 8-14.

Figure 10a-10d: Gemini Significantly Reduces Inflammatory Response in a Rat Bilateral Ischemia/Reperfusion Model of AKI

Figure 10a. Urinary CRP at 24 hours

p<0.01
CRP (ng/mL)
4000
3500
3000
2500
2000
1500
1000
500
0
Sham-24hr
0 mg/kg-24hr
0.35 mg/kg-24hr

Figure 10b. Urinary IL-6 at 24 hours

p<0.05
Urinary IL-6 (ng/mL)
2000.0
1800.0
1600.0
1400.0
1200.0
1000.0
800.0
600.0
400.0
200.0
0.0
Sham-24hr
0 mg/kg-24hr
0.35 mg/kg-24hr

Figure 10c. Serum CRP at 72 hours

p<0.01
Serum CRP (pg/mL) at 72 hrs
1000.0
900.0
800.0
700.0
600.0
500.0
400.0
300.0
Sham-72hr
0 mg/kg-72hr
0.35 mg/kg-72hr

Figure 10d. Neutrophilic Inflammation at 72 hours

p<0.02
Histology Score (0-5)
5
4.5
4
3.5
3
2.5
2
1.5
1
0.5
0
Sham
0 mg/kg
0.35 mg/kg

Pretreatment with Gemini (350 µg/kg) at 24 and/or 48 hours prior to IR significantly reduced multiple markers of local inflammation at 24 and/or 72 hours in urine (Figure 10a and 10b, 72-hour data not shown). Pretreatment with Gemini (350 µg/kg) significantly reduced a key marker (CRP) of systemic inflammation at 72 hours in serum (Figure 10c). Pretreatment with Gemini 24 hours prior to surgery also significantly reduced markers of cellular inflammation as observed via reduced neutrophilic inflammation at 72 hours (Figure 10d). n = 8-14.

Clinical Studies Supporting the development of Gemini for AKI and CKD

Phase 1 Clinical Study in Healthy Volunteers

Administration of Gemini to healthy volunteers induced significant, dose dependent changes in key circulatory biomarkers of activity that reflect the expected pharmacology of Gemini-specific toll-like receptor 4 (TLR4) stimulation. Intravenous Gemini induced significant increases in interleukin-10 (IL-10) (p<0.0.05, Figure 11), interleukin-1 Receptor Antagonist (IL-1RA) (p<0.001 at mid and high dose, Figure 12a), neutrophil gelatinase lipocalin (NGAL) (p<0.01 at mid and high dose, Figure 12b), c-reactive protein (CRP) (p<0.001 at mid and high dose, Figure 12c), and IL-6 (p<0.01 at high dose, Figure 12d). Significant, dose dependent mobilization of innate immune cell populations was observed, specifically neutrophils (p<0.001 at mid-dose and high dose) and monocytes (p<0.001 at mid and high dose). Importantly, Gemini administration did not induce significant increases in serum TNF-α (p=0.51 at the highest dose) and IL-1β (p=0.89 at the highest dose). This attenuated pro-inflammatory activity and corresponding significant upregulation of anti-inflammatory cytokines is unique to Gemini, and evidence of the reprogramming of the innate immune response for resolution of inflammation and promotion of the healing process.

Figure 11: Upregulation of IL-10 at 2 Hours Post Intravenous Administration of Gemini

Figure 12a-12d: Peak Increase in IL-1RA, NGAL, CRP, and IL-6

Figure 1. Peak Increase in IL1RA vs Baseline

IL1RA (pg/mL)
140000
120000
100000
80000
60000
40000
20000
0
p<0.0001
p<0.0001
Placebo
Low Dose
Mid dose
High dose

Figure 2. Peak Increase in NGAL vs Baseline

NGAL (pg/mL)
300000
250000
200000
150000
100000
50000
0
p<0.01
p<0.01
Placebo
Low dose
Mid dose
High dose

Figure 3. Peak Increase in CRP vs Baseline

CRP (mg/L)
40
35
30
25
20
15
10
5
0
-5
p<0.001
p<0.001
Placebo
Low dose
Mid dose
High dose

Figure 4. Peak Increase in IL6 vs Baseline

IL6 (pg/mL)
250
200
150
100
50
0
-50
-100
p<0.01
Placebo
Low dose
Mid dose
High dose

Figures 12a through 12d illustrate the reprogramming of the innate immune response after Gemini administration in multiple biomarkers of TLR4 stimulation. IL-10 is a potent anti-inflammatory protein that downregulates pro-inflammatory cytokines and is an active contributor to initiating reduction of inflammation. The significant increase of anti-inflammatory IL-10 with no significant increase in pro-inflammatory IL-1b and TNF-a confirms TLR4 binding unique to Gemini, and is further evidence of the reprogramming of the innate immune response, enabling Gemini to initiate resolution of inflammation and promote the healing process. IL-1RA has anti-inflammatory properties, as it binds to the IL-1 receptor, blocking IL-1a and IL-1b, major drivers of the inflammation cascade. NGAL sequesters iron and is an important defense for preventing excessive oxidative damage resulting from injury and/or ongoing inflammation. CRP plays an important role in resolving acute inflammation through increased phagocytosis, clearing cellular debris. IL-6 at low concentrations facilitates multiple activities associated with the resolution of inflammation, including stimulation of IL-1RA and IL-10.

The pharmacologic effects observed in healthy volunteers was consistent with the pharmacologic effects observed in healthy animals (Figure 13). Importantly, this consistent effect was observed in the same species used in the preclinical AKI models, (unilateral ureteral obstruction model of kidney injury and ischemia/reperfusion model of acute kidney injury) where Gemini demonstrated significant activity as a treatment for AKI.

Figure 13: Cytokine Upregulation in Healthy Humans Agrees with Cytokine Upregulation in Healthy Animals

Figure 13 demonstrate the cytokine and cellular response in healthy volunteers is comparable to the cytokine and cellular response observed in healthy rats, the same species used for the preclinical pharmacology studies.

Phase 1b Clinical Study in patients with stage 3 and stage 4 chronic kidney disease

Stage 3 and Stage 4 CKD patient peripheral blood mononuclear cells (PBMCs) were isolated predose and at 2, 24, and 168 hours post-dose of either Gemini or placebo. PBMCs were analyzed ex vivo for background inflammation by measurement of IL-1β, TNF-α, IL-6, IL-10, and IL-1RA. Cells were also assessed for response to stimulation by lipopolysaccharide (LPS, also known as endotoxin) or high mobility group box-1 protein (HMGB-1). On average, patients enrolled in the study had at least 3 elevated cytokines at baseline with a majority (>50%) of all patients in the placebo and target groups having greater than 4 elevated cytokines, and greater than 80% of patients having least 1 elevated cytokine at predose (Table 1a). In particular, elevated IL-1b and IL-6 were observed in >60% of patients (Table 1b). In addition to having a high cytokine background, PBMCs were also not responsive to additional stimulation to either LPS (Table 2a and 2b) or HMGB-1 (Table 3a and 3b), demonstrating a form of immunoparalysis or immune cell tolerance, often observed in chronic disease.

Table 1a and 1b: Elevated Cytokines in PBMC Samples

Table 2a and 2b: Response to LPS Stimulation in predose PBMC Samples

Table 3a and 3b: Response to HMGB-1 Stimulation in predose PBMC Samples

Treatment with Gemini significantly reduced the number of elevated cytokines vs baseline at all timepoints post-dose, demonstrating a durable response (Figure 14a), while placebo resulted in no significant change from baseline (Figure 14b).

Figure 14a and 14b: Elevated Cytokines in Target Dose Group and Placebo Group Over Time

Figures 14a and 14b are box and whisker plots of all data in the specified group at the specified time. P-values: Target dose: 2 hr, p<0.01, 24 hr p<0.02, 168 hr p<0.03. Placebo: 2 hr, NS, 24 hr NS, 168 hr NS. NS=not significant. P-values generated using two-tailed t-test with alpha at 5%.

In addition, treatment with Gemini significantly restored normal responsiveness to LPS stimulation (Figure 15a and 15b) and trended to improved responsiveness to HMGB-1 at 24 hours vs baseline values, p=0.06 for Treated and p=0.45 for Placebo (Figure 16a and 16b) correcting the immunoparalysis observed predose, demonstrating Gemini is not simply acting as an immunosuppressive agent.

Figure 15a and 15b: Cytokines stimulated by LPS in Target Dose Group and Placebo Group Over Time

Figures 15a and 15b are box and whisker plots of all data in the specified group at the specified time. P-values: Target dose: 2 hr, NS, 24 hr p<0.02, 168 hr p<0.03. Placebo: 2 hr, NS, 24 hr NS, 168 hr NS. NS=not significant. P-values generated using two-tailed t-test with alpha at 5%.

Figure 16a and 16b: Cytokines stimulated by HMGB-1 in Target Dose Group and Placebo Group Over Time

Figures 16a and 16b are box and whisker plot of all data in the specified group at the specified time. P-values: Target dose: 2 hr, NS, 24 hr p<0.06, 168 hr NS. Placebo: 2 hr, NS, 24 hr NS, 168 hr NS. NS=not significant. P-values generated using two-tailed t-test with alpha at 5%.

Patient PBMCs with high background inflammation tended to be resistant to LPS or HMGB-1 stimulation. As such, an analysis was done on patients with high IL-1b (>12 pg/mL IL-1β) and high IL-6 at predose. In these patients, Gemini significantly reduced the background inflammation relative to placebo patient PBMCs post dose (IL-1β: p<0.01; TNF-α: p=0.05; IL-6: p<0.01; IL-10: p<0.01; IL-1RA: p<0.001) and remained significantly below their baseline value through day 7. Background inflammation was reduced to levels comparable to PBMCs isolated from healthy subjects.

In addition, Gemini significantly increased the responsiveness to LPS (Figures 17a-17f) and HMGB-1 stimulation (Figures 18a-18f) relative to placebo at all timepoints. The increased responsiveness was comparable to PBMCs isolated from healthy subjects. These results show the ability of Gemini to restore normal cell function, even as far as one week after a single dose.

As expected, Gemini administration had no significant effect on patients with low background inflammation (e.g. it did not increase background inflammation).

Figure 17a-17f: Gemini Restored Response to LPS Stimulation in High Predose Background Patients

Figures 17A-F show the cytokine response of isolated PMBCs to stimulation with LPS which had an initial high background of IL1-b. Target dose. NS=not significant. P-values generated using two-tailed t-test with alpha at 5%.

Figure 18a-18f: Gemini Restored Response to HMGB-1 Stimulation in High Predose Background Patients

Figures 18A-F show the cytokine response of isolated PMBCs to stimulation with HMGB-1 which had an initial high background of IL1-b. Target dose. P-values generated using two-tailed t-test with alpha at 5%.

Development Plans

AKI

Revelation met with FDA at the end of 2025 and obtained agreement on a single Phase 2/3 adaptive design study comprising approximately 300 patients with AKI and a primary composite endpoint of death and/or need for dialysis, the data from which can be used for submission of a new drug application (NDA). During 2026, the Company plans to build the necessary infrastructure to successfully run this clinical study including engagement of a scientific advisory board, engagement of a top-tier clinical research organization specializing in renal studies, and manufacture of blinded drug and placebo with the intention of starting the Phase 2/3 study as soon as feasible.

CKD

During 2026, Revelation intends to conduct preclinical toxicology studies to support a multiple-dose Phase 2 study to allow further evaluation of Gemini in this high-need patient population. Additional clinical studies will be necessary to obtain approval of Gemini in this indication

Competition

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. We believe the key competitive factors that will affect the development and commercial success of our Gemini based programs and any future product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price, the level of generic competition, and reimbursement. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities, and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of AKI and CKD, it is likely that the number of companies seeking to develop products and therapies for the prevention or treatment of such will increase.

If Gemini-AKI is approved for treatment of acute kidney injury, we would face competition that could arise from products currently in development.

If Gemini-CKD is approved for treatment of chronic kidney disease, we would face competition from currently approved and marketed products including Farxiga®. We would also have future competition that could arise from products currently in development.

Many of our competitors have substantially greater financial, technical, human, and other resources than we do and may be better equipped to develop, manufacture, and market technologically superior products. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. In addition, many of these competitors have significantly longer operating histories and greater experience than we have in undertaking preclinical studies and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. As a result, our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our Product Candidates or any future product candidates. Our competitors may also develop and succeed in obtaining approval for drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than we are in manufacturing and marketing their products. If we are unable to compete effectively against these companies, then we may not be able to commercialize our Product Candidates or any future product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenue. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical study sites and enrolling patients for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs.

Manufacturing and Supply

We do not own or operate manufacturing facilities for the production of our Product Candidates or any other product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely, and expect to continue to rely on, third parties for the manufacturing of our Product Candidates or any other product candidates for preclinical and clinical testing, as well as for commercial manufacturing if Gemini or any future product candidate receives marketing approval. Also, there is only one supplier for PHAD®, Avanti Polar Lipids, Inc., with whom we do not have a long-term supply agreement. Currently, we have purchased enough active pharmaceutical ingredients for our planned clinical studies through purchase orders.

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

We are obligated to use commercially reasonable efforts to (i) develop, commercialize, market and sell licensed products in a manner consistent with a development plan submitted to Vanderbilt in April 2023 and (ii) achieve certain financing, development, regulatory and clinical milestone events, including, among other things, raising $5 million in financing to advance the development program, commencement of various clinical trials by target dates according to the development plan and the filing of an Investigational New Drug Application (“IND”) by the end of 2032.

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

As of February 23, 2026, our patent portfolio includes one patent family directed to MPLA formulations, including Gemini. This patent family includes one U.S. application, one European Patent Organization (“EPO”) application, and one Canadian application. Our portfolio additionally includes a second patent family, consisting of a U.S application and a Canadian application directed to methods of using MPLA formulations, including Gemini, as an adjuvant to traditional allergy immunotherapy, such as oral allergy immunotherapy. Our portfolio also includes a U.S. provisional patent application covering dosing regimens of MPLA formulations. Regarding our GEM-AKI and GEM-CKD programs, our portfolio also includes a patent family directed to the use of MPLA formulations for the prevention of loss of function associated with acute organ disease and chronic organ disease. This patent family includes one application in the U.S., as well as applications filed in the EPO, China, Hong Kong, Japan, South Korea, and Canada. Finally, we have licensed from Vanderbilt University a patent directed to methods of using PHAD for treating or preventing infections.

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

Employees

As of February 23, 2026, we had 8 full-time employees and one part-time employee, 5 of whom are engaged in research and development activities or operations and 4 of whom are engaged in general and administrative activities or operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be positive.

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

Our Product Candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For Product Candidates regulated under the FD&C Act, FDA must approve a New Drug Application (“NDA”). The process generally involves the following:

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

Pursuant to FDORA and subsequent FDA guidance, sponsors of certain Phase 3 clinical trials or other pivotal studies are required to submit Diversity Action Plans describing strategies to enroll representative populations, including racial and ethnic minorities and other underrepresented populations. The FDA has indicated that failure to submit or adequately implement such plans may delay review or approval. These requirements may increase development complexity and cost.

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

Concurrent with clinical studies, the Company usually completes additional animal studies, develop additional information about chemistry and physical characteristics of the product candidate, and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition to HIPAA and HITECH, numerous states have enacted comprehensive consumer privacy statutes that may apply to health-related data even where HIPAA does not, imposing additional data governance, cybersecurity, and consumer rights compliance obligation, many of which differ from each other in significant ways, are often not pre-empted by federal law, and may have a more prohibitive effect than federal law, thus complicating compliance efforts.

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

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution.

These requirements have been further expanded under the Drug Supply Chain Security Act (DSCSA), which mandates interoperable electronic tracing at the package level and enhanced product verification, including interoperable electronic tracing at the package level, became effective in November 2023, subject to phased enforcement. Manufacturers must ensure serialization, product tracing, and verification compliance, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several state and local laws have been enacted requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical studies and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. In addition, all of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. The IRA extended enhanced premium tax credits for individuals purchasing health insurance coverage through ACA marketplace plans through plan year 2025. The enhanced premium tax credits expired on December 31, 2025. The expiration of these subsidies may reduce enrollment in ACA marketplace plans and decrease access to subsidized health insurance coverage. Changes in the number of insured individuals or in reimbursement structures could affect demand for pharmaceutical products reimbursed through such plans.

The IRA also eliminated the Medicare Part D coverage gap beginning in 2025, caps beneficiary out-of-pocket costs, establishes a manufacturer discount program that increases manufacturer liability in certain phases of the Part D benefit, authorizes the Secretary of HHS to negotiate maximum fair prices for certain high-expenditure single-source drugs and biologics covered under Medicare, with the first negotiated prices taking effect in 2026 for selected Medicare Part D drugs and additional products to be selected annually thereafter, and imposes inflation-based rebate obligations under Medicare Parts B and D. These provisions are being implemented through agency guidance and rulemaking and is expected to affect pricing and reimbursement dynamics for pharmaceutical products.

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

In 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act.

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

There have been a number of recent Presidential Executive Orders that have or may have an effect on the pharmaceutical and biotechnology industries. In 2025, the Trump Administration issued Executive Orders and pursued legislative initiatives that could materially affect our business operations and product development strategy. On May 12, 2025, President Trump signed an Executive Order requiring that U.S. prices for prescription drugs not exceed the lowest price ordered in other developed nations (Most-Favored-Nation or “MFN” pricing). In September 2025, President Trump announced a 100% tariff on all "branded or patented" imported drugs effective October 1, 2025, which manufacturers could avoid by building manufacturing facilities in the United States. This tariff regime significantly increases costs for manufacturers relying on foreign manufacturing, potentially making our reliance on third-party manufacturers for clinical and commercial supply more expensive if those manufacturers do not rapidly establish or expand U.S. production capabilities. Additionally, on May 5, 2025, President Trump signed an Executive Order directing the FDA to streamline and accelerate approval of domestic pharmaceutical manufacturing by eliminating unnecessary regulatory barriers and increasing fees for foreign manufacturing facilities.

On August 13, 2025, President Trump signed an Executive Order establishing a Strategic Active Pharmaceutical Ingredients Reserve, which may affect the availability and cost of critical raw materials, including the PHAD lipid our GEM Program Products require. The Trump Administration has pursued a deregulatory agenda requiring agencies to eliminate 10 existing regulations or guidance documents for every new regulation issued. This regulatory framework may slow FDA issuance of guidance and reduce the agency’s capacity for routine functions, potentially extending our IND review timelines and clinical study authorization processes. Additionally, uncertainty regarding how FDA will interpret and apply these new policies, combined with reduced agency staffing due to budget constraints, may create delays or unpredictable regulatory outcomes for our clinical programs. Enhanced FDA oversight of foreign contract manufacturing organizations and contract research organizations may increase the cost of engaging foreign CDMOs and CROs and potentially limit our access to certain foreign suppliers if they do not meet enhanced FDA requirements or choose to cease U.S. operations due to increased compliance burden.

On October 1, 2025, the Administration launched TrumpRx.gov, a government-operated direct-to-consumer platform allowing individuals to purchase select medications at discounted prices from participating manufacturers. These initiatives could fundamentally change the traditional pharmaceutical distribution model, bypass traditional pharmacy benefit managers and wholesalers, and require us to establish new compliance and operational infrastructure if we choose to participate. Alternatively, exclusion from these channels could disadvantage us competitively relative to manufacturers participating in these programs. In December 2025, Congress expanded the orphan drug exclusion to the Medicare Drug Price Negotiation Program, allowing drugs with multiple rare disease indications to maintain pricing protection if each indication is for a rare disease. This change may benefit our GEM-AKI program if it qualifies for orphan designation, though it also reflects continued Congressional interest in restricting pharmaceutical pricing through the Medicare program, creating ongoing uncertainty regarding how future policy changes may affect our products if approved. On December 1, 2025, the U.S. and United Kingdom announced an agreement to increase net prices of new prescription drugs by 25% in the U.K., reflecting efforts to ensure foreign countries contribute more fairly to pharmaceutical innovation. These bilateral price negotiations may complicate our international commercialization strategy and pricing discussions in foreign markets, requiring coordination between domestic MFN pricing requirements and foreign price negotiations.

We cannot predict whether these 2025 policy initiatives will be maintained, expanded, modified, or reversed by future administrations, Congress or the courts. The evolving regulatory landscape creates material uncertainty regarding whether and when our manufacturing costs will increase. Any of these developments could materially and adversely affect our business model, cost structure, development timeline, manufacturing strategy, regulatory approvals, commercialization approach, and financial projections. We will need to maintain flexibility in our development and commercialization strategies to adapt to these policy changes, but such adaptation may require significant operational and financial adjustment

We expect additional state, federal and foreign healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for health products, which could result in reduced demand for our products, if approved or additional pricing pressure. For instance, the EU Regulation (EU) 2021/2282 on Health Technology Assessment (“HTA Regulation”), amending Directive 2011/24/EU, was adopted in December 2021 and entered into force in January 2022. The HTA Regulation became applicable in January 2025 for certain medicinal products, including certain oncology and advanced therapy medicinal products, with phased expansion to additional products thereafter. The regulation establishes a framework for joint clinical assessments at the EU level, which Member States are required to consider in their national pricing and reimbursement decisions.

The HTA Regulation is intended to enhance cooperation among EU Member States in the assessment of health technologies by providing common tools, methodologies and procedures, including joint clinical assessments, joint scientific consultations, identification of emerging health technologies, and continued voluntary cooperation in other areas. While clinical assessment activities will be coordinated at the EU level, individual Member States will remain responsible for evaluating non-clinical aspects, such as economic, social and ethical considerations, and for making final pricing and reimbursement decisions.

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

In December 2022, the Food and Drug Omnibus Reform Act (FDORA) amended the accelerated approval framework to provide the FDA with enhanced authority to require that confirmatory trials be underway prior to approval, to mandate timely completion of such trials, and to expedite withdrawal procedures if confirmatory trials fail to verify clinical benefit. These changes could increase regulatory oversight and post-approval compliance obligations for products approved under accelerated pathways. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication be submitted to FDA for review before the initial dissemination or publication.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics, including regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

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

Unless the context otherwise requires, references herein to “Product Candidates” refers to Revelation’s GEM-AKI and GEM-CKD programs.

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

We are not profitable and have incurred net losses since our inception. As of December 31, 2025, we had an accumulated deficit of $49.4 million. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, conduct clinical studies, and seek regulatory approvals for, our Product Candidates, and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing and clinical study activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have, had and will continue to have a material adverse effect on our stockholders’ equity and working capital.

We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one-year after the date that our audited financial statements for December 31, 2025 were issued, which raises substantial doubt about our ability to continue as a going concern. In our own required quarterly assessments, we may continue to conclude that there is substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern.

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

We have no products approved for marketing in any jurisdiction, and our Product Candidates are in early stages of development. We have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of and obtain the regulatory and marketing approvals necessary to commercialize one or more of our Product Candidates. We do not anticipate generating revenue from product sales in the next couple of years. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may not be able to raise additional funding on acceptable terms, or at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. Raising additional funding may cause dilution to our stockholders.

Developing our Product Candidates is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our Product Candidates through clinical studies, manufacturing and regulatory approval. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. We do not have any committed external source of funds. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, and the terms of any financing may adversely affect the interests or rights of our stockholders. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may affect the value of your investment.

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

If we do not raise additional capital, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted, and we may need to:

•
significantly delay, scale back or discontinue research and discovery efforts and the development or commercialization of our Product Candidates and future product candidates or cease operations altogether;
•
seek strategic alliances for research and development programs when we otherwise would not, or at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•
relinquish, or license on unfavorable terms, our rights to technologies or any product candidates that we otherwise would seek to develop or commercialize ourselves.

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events affecting the financial services industry, could adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials.

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

Risks Related to the Product Development, Regulatory Approval, Manufacturing and
Commercialization of Our Product Candidates

If preclinical studies or clinical studies for our Product Candidates are unsuccessful or delayed, we will be unable to meet our future development goals.

Conducting clinical studies for any product candidates for approval in the United States requires filing an IND and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the IRB at each such site, manufacturing clinical quantities of product candidates and supplying drug product or devices to clinical sites. Currently, we do not have an active IND with the FDA in the United States for our Product Candidates. If our IND is not approved by the FDA, our clinical development timeline may be negatively impacted, and any future clinical programs may be delayed or terminated.

Even if the clinical studies are approved by FDA or other regulatory agencies, clinical study is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical studies can occur at any time during the clinical study process. We do not know whether future clinical studies, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical studies can be delayed, suspended or terminated for a variety of reasons, including failure to (i) generate sufficient positive preclinical and clinical data; (ii) recruit CROs, clinical investigators and patients in a timely manner; (iii) manufacture sufficient quantities at the required quality of Product Candidates for use in clinical studies; (iv) raise sufficient capital to fund a study; (v) comply with all applicable regulatory requirements, whether in the United States or elsewhere, and (vi) obtain successful regulatory approval from regulatory authorities like the FDA.

If we experience delays in completing any clinical study of our Product Candidates or successfully obtaining regulatory approval, the commercial prospects of our Product Candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical studies will increase our costs, slow down the development and approval process of our Product Candidates, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business and financial condition. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our Product Candidates.

Drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes, and the results of prior preclinical or clinical studies are not necessarily predictive of our future results. Our clinical studies may fail to adequately demonstrate the safety and efficacy of our Product Candidates or any future product candidates.

We are focused on the development of GEM-AKI and GEM-CKD which are in clinical development.

There is a high failure rate for product candidates proceeding through clinical studies. Failure can occur at any time during the clinical study process. Many companies in the pharmaceutical industry have suffered significant setbacks in late-stage clinical studies even after achieving promising results in preclinical testing and earlier-stage clinical studies. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the development period of our Product Candidates. Success in preclinical testing and early clinical studies does not ensure that later clinical studies will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical studies have subsequently suffered significant setbacks in later clinical studies. If we are unable to successfully demonstrate the safety and efficacy of our Product Candidates or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

The Clinical Studies of our Product Candidates’ have been and are planned to be conducted outside the United States, and the FDA or comparable foreign regulatory authorities may modify their regulatory pathway or conditions previously agreed upon, or may not accept data from such studies.

We have reached agreement with the FDA on the development pathway for GEM-AKI, including a Phase 2/3 adaptive design with a composite endpoint of death and/or need for dialysis. However, although we have obtained FDA agreement on this pathway, the FDA retains discretion to modify, expand, or restrict the development pathway at any time during development. The FDA could: (i) request additional or modified clinical studies; (ii) change the statistical powering or sample size requirements; (iii) impose additional safety monitoring or data integrity requirements; (iv) request additional biomarker or exploratory endpoint data; or (v) otherwise alter the conditions previously agreed upon. Any such FDA modifications could materially delay our development timeline, increase costs, or require us to conduct unanticipated additional studies.

Additionally, we currently conduct or plan to conduct clinical studies outside the United States, including Europe, Australia, and other foreign jurisdictions. The acceptance of clinical study data by the FDA from clinical studies conducted outside the United States may be subject to certain conditions. In cases where data from clinical studies conducted outside the United States are intended to serve as the sole bases for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the studies were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical study requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements.

Such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from studies conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional studies, which would be costly and time-consuming and delay aspects of our business plan, and may result in our Product Candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

As an organization, we have never conducted pivotal clinical studies, and we may be unable to do so for any product candidates we may develop.

We will need to successfully complete pivotal clinical studies in order to obtain the approval of the FDA, the EMA or other regulatory agencies to market any of our Product Candidates. Carrying out later-stage clinical studies and the submission to the FDA of a successful NDA is a complicated process. As an organization, we have not previously conducted any later stage or pivotal clinical studies and have limited experience in preparing, submitting and prosecuting regulatory filings. We may be unable to conduct clinical studies at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical studies in a timely fashion, if at all. In addition, the design of a clinical study can determine whether its results will support approval of a product, and flaws in the design of a clinical study may not become apparent until the clinical study is well advanced. Because we have limited experience as a company designing clinical studies, we may be unable to successfully and efficiently execute and complete necessary clinical studies in a way that leads to successful regulatory submission and approval. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical studies, could prevent us from or delay us in commercializing our Product Candidates. We rely on third parties to conduct certain elements of our preclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our Product Candidates.

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

Identifying and qualifying patients to participate in clinical studies of our Product Candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our Product Candidates, and we may experience delays in our clinical studies if we encounter difficulties in enrollment. Patient enrollment and retention in clinical studies depends on many factors, including the size of the patient population, number and location of the clinical sites, significant adverse events or other side effects observed, if any, the nature of the study protocol, our ability to recruit clinical study investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical studies of competing drugs for the same indication, the proximity of patients to clinical sites, clinicians’ and patients’ perceptions as to the potential advantages of the Product Candidates being studied in relation to other available therapies, including any drugs that may be approved for the indications we are investigating, the eligibility criteria for the study, our ability to obtain and maintain patient consents and the risk that patients enrolled in clinical studies will drop out of the studies before completion.

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

Our inability to enroll a sufficient number of patients for our clinical studies would result in significant delays or may require us to abandon one or more clinical studies altogether. If we are unable to enroll sufficient number of patients that will complete clinical testing, we will be unable to seek or gain marketing approval for our Product Candidates and any future product candidates and our business will be harmed. Even if we are able to enroll a sufficient number of patients in our clinical studies or studies, delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical studies, which could prevent completion of these studies and adversely affect our ability to advance the development of our Product Candidates and any future product candidates.

Our Product Candidates and the administration of our Product Candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

The severity and frequency of undesirable side effects caused by our Product Candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label, delay or denial of regulatory approval by the FDA or other regulatory agencies. Results of our studies could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical studies could be suspended or terminated, and the FDA or other regulatory agencies could order us to cease further development of or deny or withdraw approval of our Product Candidates for any or all targeted indications. Moreover, during the conduct of clinical studies, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions.

Drug-related, drug product-related, formulation-related and administration-related side effects could affect patient recruitment, the ability of enrolled patients to complete the clinical study or result in potential product liability claims, which could exceed the insurance coverage. Additionally, if one or more of our Product Candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result.

If we or others identify undesirable or unacceptable side effects caused by our Product Candidates or any future product candidates or products:

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

In addition, adverse changes between interim data and final data could significantly harm our business and prospects. Additional disclosure of interim data by us or by our competitors in the future could also result in volatility in the price of our common stock after this offering. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our Company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical study is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise, appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our Product Candidates or any future product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

Even if we complete the necessary clinical studies, we cannot predict when, or if, we will obtain regulatory approval to commercialize any of our Product Candidates, and the approval may be for a more narrow indication than we seek or be subject to other limitations or restrictions that limit its commercial profile.

Our Product Candidates have not received regulatory approval. We do not expect our Product Candidates or any future product candidate to be commercially available for years, if at all. Our Product Candidates are, and any future product candidate will be subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot commercialize a product candidate or diagnostic device until the appropriate regulatory authorities have reviewed and approved such product candidate or diagnostic device. Even if our current or future Product Candidates meet safety and efficacy endpoints in pivotal clinical studies, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. This may include approval of a product candidate for more limited indications than requested or they may impose significant limitations in the form of warnings. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical studies and the review process.

Significant reductions in FDA staffing and changes in federal regulatory policy may delay or adversely affect the approval and commercialization of our Product Candidates.

Recent actions by the current administration, including substantial reductions in the workforce of the FDA, have created increased uncertainty regarding the timing and outcome of regulatory reviews for new drugs and biologics. These staffing cuts, which have affected key divisions responsible for the review of innovative therapies, may result in longer review times, missed milestones, and inconsistent or delayed feedback from the agency. In addition, the loss of experienced FDA personnel and potential further restructuring could lead to a loss of institutional knowledge and a reduced ability to resolve complex regulatory questions efficiently.

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

Our business depends on the success of our Product Candidates, including obtaining regulatory approval to market our Product Candidates in the United States and/or other major foreign markets such as the EU.

We are focusing our time and financial resources in the clinical development of GEM-AKI and GEM-CKD. If we cannot successfully develop, obtain regulatory approval for, and commercialize our Product Candidates, we may not be able to continue our operations. The future regulatory approval and commercial success of our Product Candidates are subject to a number of risks, including the following:

•
we may not have sufficient financial and other resources to complete the necessary clinical studies for our Product Candidates, including, but not limited to, the clinical studies needed to obtain regulatory approval for commercialization;
•
we may not be able to obtain regulatory authorization to proceed with various clinical studies in the United States, and even if we are able to proceed with clinical studies, the regulatory authorities may limit, delay, or put our clinical studies on hold;
•
we may not be able to obtain adequate evidence from our clinical studies for our Product Candidates;
•
the results of our clinical studies may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for marketing approval;
•
we cannot be certain of the number of types of clinical studies and non-clinical studies that the regulatory agencies will require in order to approve our Product Candidates;
•
the data from clinical studies conducted outside of the United States may not be accepted by the FDA or other regulatory authorities;
•
patients in our clinical studies may suffer serious adverse events for reasons that may or may not be related to our Product Candidates, which could delay or prevent further clinical development;
•
the regulatory agencies may find deficiencies without manufacturing processes or facilities;
•
the CROs, that we retain to conduct our clinical studies may take actions outside of our control that materially adversely impact our clinical studies;
•
the regulatory agencies may not approve the formulation, labeling or specifications of GEM-AKI or GEM-CKD, or other future product candidates;
•
the regulatory agencies may change their approval policies or adopt new regulations;
•
if approved, our Product Candidates will likely compete with products that may reach approval for the same indication or use prior to our Product Candidates, products that are currently approved and the products that are currently marketed products; and
•
we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs and devices in development in the pharmaceutical industry, only a small percentage results in the submission of a marketing authorization to the FDA or comparable foreign regulatory authorities and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market our Product Candidates, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the products. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we may be unable to successfully develop or commercialize our Product Candidates.

If we or any of our future development collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our Product Candidates, we may not be able to generate sufficient revenue to continue our business.

Disruptions at the FDA and other national and foreign government authorities caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and comparable foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and comparable foreign regulatory authorities, at times, have fluctuated in recent years as a result. In addition, government funding of other government authorities that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other national and foreign authorities also may slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If another prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we obtain regulatory approval for a product candidate, our products and business will remain subject to ongoing regulatory obligations and review.

Even if our Product Candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, distribution, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and comparable requirements outside of the United States. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, quality of product or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring recall or withdrawal of the product from the market.

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

If one or more of our Product Candidates is approved for marketing in the United States or other countries, we may be subject, directly or indirectly, to United States or other countries equivalent federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Even if we obtain FDA or other comparable regulatory agencies approval for any of our Product Candidates and begin commercializing those products in the United States or other countries, our operations may be directly or indirectly through our relationships with physicians, patients, third-party payors and customers, subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business or financial arrangements and relationships through which we research, market, sell and distribute our Product Candidates. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others, the United States Anti-Kickback Statute, the False Claims Act, the United States Health Insurance Portability and Accountability Act of 1996, and the Sunshine Act and analogous state laws. Ensuring that our internal operations and business arrangements with third parties comply with all applicable healthcare laws and regulations will likely be costly.

Legislative or regulatory healthcare reforms in the United States or other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of our Product Candidates and to produce, market and distribute our Product Candidates after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA or other comparable regulatory agencies regulations and guidance are often revised or reinterpreted by the FDA or other comparable regulatory agencies in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our Product Candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future.

We face intense competition in an environment of rapid technological change and the possibility that our competitors may develop products and drug delivery systems that are similar, more advanced or more effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our Product Candidates.

The pharmaceutical industry in which we operate is intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies in the market and in development that may in the future compete with our Product Candidates.

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

Risks Related to our Reliance on Third Parties

We rely on third parties to conduct certain elements of our preclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our Product Candidates.

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

We rely on third party suppliers for certain raw materials necessary to manufacture our Product Candidates for our preclinical studies and clinical studies and to manufacture our diagnostic tests for our clinical studies. Some of these raw materials and test components are difficult to source. Because there are a limited number of suppliers for these raw materials and components, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our Product Candidates for our clinical studies, and if approved, ultimately for commercial sale. In particular, there is only one supplier for PHAD®, Avanti Polar Lipids, Inc. Although we have secured enough material through a purchase order for our planned clinical trials, we do not have a long-term supply agreement with Avanti Polar Lipids, Inc. We do not have any control over the availability of raw materials and components. If we or our manufacturers are unable to purchase these raw materials or components on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our Product Candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our Product Candidates or generate revenues from the sale of any approved products.

Until such time, if ever, as we establish a manufacturing facility that has been properly validated to comply with FDA or other comparable regulatory agencies cGMP requirements, we will not be able to independently manufacture Product Candidates for our planned preclinical and clinical programs. We currently rely on a third-party manufacturer for the production of our clinical study materials., GEM-AKI and GEM-CKD have been and for the near-term will be manufactured by a single third-party manufacturer. This manufacturer may not be able to scale production to the larger quantities required for large clinical studies and to commercialize GEM-AKI and GEM-CKD, if approved. Also, the third-party manufacturers may not be able to produce Product Candidates that meet the quality requirements. In the event that this third-party manufacturer does not successfully carry out its contractual duties, meet expected deadlines or manufacture our products in accordance with regulatory requirements or if there are disagreements between us and this third-party manufacturer, we will not be able to complete, or may be delayed in completing, the clinical studies required. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on acceptable terms, which would cause additional delay or increased expense and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Certain raw materials necessary for the manufacture of our Product Candidates, such as our active pharmaceutical ingredient, are available only from a single supplier. Any significant delay in the acquisition or decrease in the availability of these raw materials from our supplier could considerably delay their manufacture, which could adversely impact the timing of any planned studies or the regulatory approvals. The FDA and other comparable foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and other comparable foreign regulatory authorities also inspect these facilities to confirm compliance with cGMP.

Contract manufacturers may face manufacturing or quality control problems causing drug substance, drug product, diagnostic test kit production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. We may have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure to comply with cGMP requirements or other FDA or comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our Product Candidates or any future product candidates and market our Product Candidates following approval.

If our Product Candidates or any future product candidates are approved by the FDA or other comparable foreign regulatory authorities for commercial sale, we may need to manufacture such product candidate in larger quantities. We intend to use third-party manufacturers for commercial quantities of our Product Candidates to the extent we advance this product candidate and other product candidates. Our manufacturers may not be able to successfully increase the manufacturing capacity for any of our Product Candidates in a timely or efficient manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate.

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

In some cases, the technical skills or technology required to manufacture our Product Candidates may be unique or proprietary to the original manufacturer, we may have difficulty transferring such skills or technology to another third party and a feasible alternative many not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our Product Candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to develop our Product Candidates in a timely manner or within budget.

We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our Product Candidates.

We expect to depend on collaborators, partners, licensees, clinical investigators, CROs, manufacturers and other third parties to support our discovery efforts, to formulate product candidates, to conduct clinical studies for some or all of our Product Candidates, to manufacture clinical and commercial scale quantities of our drug substance, drug product, diagnostic test and to market, sell and distribute any products we successfully develop. Any problems we experience with any of these third parties could delay the development, commercialization and manufacturing of our Product Candidates, which could harm our results of operations.

We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, collaborators, partners, licensees, clinical investigators, CROs, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our Product Candidates and any future product candidates, which will in turn adversely affect our business.

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

Our success will depend in significant part on our and our future licensors’, licensees’ or collaborators’ ability to establish and maintain adequate protection of our owned and licensed intellectual property covering the Product Candidates we plan to develop, and the ability to develop these Product Candidates and commercialize the products resulting therefrom, without infringing the intellectual property rights of others. Our Product Candidates have been developed in-house and are not subject to any third-party license. In addition to taking other steps to protect our intellectual property, we file patent applications to protect inventions we have developed, seeking to protect compositions, methods of use, manufacturing methods, and other aspects of our technology. There can be no assurance that any of these patent applications will issue as patents or, for those applications that do mature into patents, that the claims of these patents will exclude others from making, using or selling our Product Candidates or products that compete with or are similar to our Product Candidates.

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

Any changes we make to our Product Candidates or any future product candidates to cause them to have what we view as more advantageous properties may fall outside the coverage of our existing patent applications, and we may need to file new patent applications and/or seek other forms of protection for any such altered Product Candidates. The patent landscape surrounding the technology underlying our Product Candidates is crowded, and there can be no assurance that we will be able to secure patent protection that would adequately cover such altered Product Candidates or any future product candidates.

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

Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we do not have patent protection, or where we do have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our Product Candidates or any future product candidates and our patents or other intellectual property rights may not effectively prevent them from competing.

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

If we are unable to maintain effective proprietary rights for our Product Candidates or any future product candidates, we may not be able to compete effectively in our markets.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our Product Candidates and any future product candidates that we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights, or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, revocations, reexaminations, inter parties review, post-grant review or derivation proceedings before the USPTO or its counterparts in other jurisdictions. These proceedings can be expensive and time-consuming and many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can.

We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent of a third party. A finding of infringement could prevent us from commercializing our Product Candidates or any future product candidates or force us to cease some of our business operations, which could materially harm our business.

We may not be aware of all third-party intellectual property rights potentially relating to our Product Candidates or any future product candidates. As to pending third-party applications, we cannot predict with any certainty which claims will issue, if any, or the scope of any claims that may issue. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any Product Candidates we may develop and any other product candidates covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any third-party patents were successfully asserted against us or our commercialization partners and we were unable to successfully challenge the scope, validity or enforceability of any such asserted patents, then we and our commercialization partners may be prevented from commercializing our Product Candidates, or may be required to pay significant damages, including treble damages and attorneys’ fees if we are found to willfully infringe the asserted patents, or obtain a license to such patents, which may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties’ access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Any of the foregoing would have a material adverse effect on our business, financial condition and operating results.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to our Product Candidates and any future product candidates we may develop but that are not covered by the claims of the patents that we may own or license in the future;

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

We are in the early stages of building the full management team and employee base that we anticipate we will need to complete the development of our Product Candidates and other future product candidates. As of February 23, 2026, we had 9 employees.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of our lead Product Candidates, the success of our business also depends upon our ability to identify, discover or license additional product candidates. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development for a number of reasons, including (i) lack of financial or personnel resources to acquire or discover additional product candidates; (ii) product candidates may not succeed in preclinical or clinical testing; (iii) product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval; (iv) competitors may develop alternatives that render our product candidates obsolete or less attractive; (v) the market for a product candidate may change during our development program so that such product may become unprofitable to continue to develop; (vi) product candidates may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and (vii) product candidates may not be accepted as safe and effective by patients, the medical community, or third-party payors.

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

In 2025, the Trump Administration issued Executive Orders and pursued legislative initiatives that could materially affect our business operations and product development strategy. On May 12, 2025, President Trump signed an Executive Order requiring that U.S. prices for prescription drugs not exceed the lowest price ordered in other developed nations (Most-Favored-Nation or “MFN”pricing). The Administration has secured agreements with over 16 pharmaceutical manufacturers as of January 2026 to implement this pricing on certain products. If our Product Candidates are approved and commercialized, we may be required to comply with similar pricing requirements or face tariffs or trade restrictions on our products or components. These pricing limitations could materially reduce our projected revenues, delay our ability to achieve profitability, and affect our business model and strategic decisions regarding which product candidates to prioritize. Additionally, implementing MFN pricing may require renegotiation of distribution agreements and changes to our commercialization strategy in foreign markets.

In September 2025, President Trump announced a 100% tariff on all "branded or patented" imported drugs effective October 1, 2025, which manufacturers could avoid by building manufacturing facilities in the United States. This tariff regime significantly increases costs for manufacturers relying on foreign manufacturing, potentially making our reliance on third-party manufacturers for clinical and commercial supply more expensive if those manufacturers do not rapidly establish or expand U.S. production capabilities. We may face increased manufacturing costs, supply chain disruptions, or pressure to establish domestic manufacturing facilities even if such facilities are not economically efficient for our current stage of development. These tariff policies create uncertainty regarding the true cost of goods for any products we may commercialize and could negatively impact our gross margins and financial projections. Additionally, on May 5, 2025, President Trump signed an Executive Order directing the FDA to streamline and accelerate approval of domestic pharmaceutical manufacturing by eliminating unnecessary regulatory barriers and increasing fees for foreign manufacturing facilities. While reduced regulatory burdens for domestic manufacturing could theoretically benefit our operations if we build U.S. facilities, the increased scrutiny and fees applied to foreign manufacturers could increase our supply chain costs and may require us to modify our manufacturing strategy.

On August 13, 2025, President Trump signed an Executive Order establishing a Strategic Active Pharmaceutical Ingredients Reserve, which may affect the availability and cost of critical raw materials, including the PHAD lipid our GEM Product Candidates require. The Trump Administration has pursued a deregulatory agenda requiring agencies to eliminate 10 existing regulations or guidance documents for every new regulation issued. This regulatory framework may slow FDA issuance of guidance and reduce the agency's capacity for routine functions, potentially extending our IND review timelines and clinical study authorization processes. Additionally, uncertainty regarding how FDA will interpret and apply these new policies, combined with reduced agency staffing due to budget constraints, may create delays or unpredictable regulatory outcomes for our clinical programs. Enhanced FDA oversight of foreign contract manufacturing organizations and contract research organizations may increase the cost of engaging foreign CDMOs and CROs and potentially limit our access to certain foreign suppliers if they do not meet enhanced FDA requirements or choose to cease U.S. operations due to increased compliance burden.

On October 1, 2025, the Administration launched TrumpRx.gov, a government-operated direct-to-consumer platform allowing individuals to purchase select medications at discounted prices from participating manufacturers. These initiatives could fundamentally change the traditional pharmaceutical distribution model, bypass traditional pharmacy benefit managers and wholesalers, and require us to establish new compliance and operational infrastructure if we choose to participate. Alternatively, exclusion from these channels could disadvantage us competitively relative to manufacturers participating in these programs. In December 2025, Congress expanded the orphan drug exclusion to the Medicare Drug Price Negotiation Program, allowing drugs with multiple rare disease indications to maintain pricing protection if each indication is for a rare disease. This change may benefit our GEM-AKI program if it qualifies for orphan designation, though it also reflects continued Congressional interest in restricting pharmaceutical pricing through the Medicare program, creating ongoing uncertainty regarding how future policy changes may affect our products if approved. On December 1, 2025, the U.S. and United Kingdom announced an agreement to increase net prices of new prescription drugs by 25% in the U.K., reflecting efforts to ensure foreign countries contribute more fairly to pharmaceutical innovation. These bilateral price negotiations may complicate our international commercialization strategy and pricing discussions in foreign markets, requiring coordination between domestic MFN pricing requirements and foreign price negotiations.

We cannot predict whether these 2025 policy initiatives will be maintained, expanded, modified, or reversed by future administrations or Congress. The evolving regulatory landscape creates material uncertainty regarding whether and when our manufacturing costs will increase. Any of these developments could materially and adversely affect our business model, cost structure, development timeline, manufacturing strategy, regulatory approvals, commercialization approach, and financial projections. We will need to maintain flexibility in our development and commercialization strategies to adapt to these policy changes, but such adaptation may require significant operational and financial adjustments.

Risks Related to Commercialization of Our Product Candidates

As we evolve from a company that is primarily involved in clinical development to a company that is also involved in commercialization, we may encounter difficulties in expanding our operations successfully.

As we advance our Product Candidates through clinical studies, we will need to expand our development, regulatory, manufacturing, and marketing and sales capabilities and may need to further contract with third parties to provide these capabilities, such as collaborators, distributors, marketers and additional suppliers. We currently have no experience as a Company in or infrastructure for sales, marketing and distribution, and our operations are currently limited to clinical development activities and as our operations expand, we likely will need to manage additional relationships with such third parties.

If our Product Candidates or any future product candidate is approved, we intend either to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize our Product Candidates or any future product candidate or to outsource such functions to one or more third parties. Either of these options would be expensive and time-consuming. Some or all of these costs may be incurred in advance of any approval of our Product Candidates or any future product candidate. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely affect the commercialization of our Product Candidates and other future product candidates.

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

We may seek to establish commercial collaborations for our Product Candidates and future product candidates, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development plans.

Our drug development programs, and the potential commercialization of our Product Candidates will require substantial additional cash to fund expenses. We may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of our Product Candidates. For example, we have licensed a patent from Vanderbilt University.

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

We currently have no Product Candidates approved for marketing. We do not have a marketing and sales organization. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our Product Candidates, we may be unable to generate any product revenue.

We have no experience selling and marketing our Product Candidates, and we currently have no marketing or sales organization. To successfully commercialize any product candidates that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If our Product Candidates receive regulatory approval, we intend to establish a sales and marketing organization independently or by utilizing experienced third parties with technical expertise and supporting distribution capabilities to commercialize our Product Candidates in major markets, all of which will be expensive, difficult and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact our ability to commercialize our Product Candidates.

Our efforts to educate the medical community, including physicians, hospital pharmacists and third-party payors on the benefits of our Product Candidates may require significant resources and may never be successful. If any of our Product Candidates are approved but fail to achieve market acceptance among physicians, patients or third-party payors, we will not be able to generate significant revenues from such product, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

It may be difficult for us to profitably sell our Product Candidates, if and when approved, if coverage and reimbursement for these Product Candidates are limited by government authorities and/or third-party payor policies.

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of our Product Candidates, if approved, will depend on, in part, the extent to which the procedures utilizing our Product Candidates, performed by health care providers, will be covered by third party payors, such as government health care programs, commercial insurance and managed care organizations. In the event health care providers and patients accept our Product Candidates as medically useful, cost effective and safe, there is uncertainty regarding whether our Product Candidates will be directly reimbursed, reimbursed through a bundled payment or if the product candidates will be included in another type of value-based reimbursement program. Third party payors determine the extent to which new products will be covered as a benefit under their plans and the level of reimbursement for any covered product or procedure which may utilize a covered product. It is difficult to predict at this time what third party payors will decide with respect to the coverage and reimbursement for our Product Candidates.

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

Our business exposes us to the risk of product liability claims that are inherent in the development of drugs and diagnostic devices. We may be subject to costly and damaging product liability claims brought against us by clinical study participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators. While we currently carry clinical study insurance and product liability insurance, the amount of insurance coverage we hold now may not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for our Product Candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our Product Candidates, our liability could exceed our total assets and our ability to pay the liability. A product liability claim or series of claims brought against us would decrease our cash and could cause our stock price to fall.

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

The Company has granted a number of its stockholders registration rights with respect to their shares of common stock (See the section titled “Registration Rights.”) Such future sales of our shares of common stock by our existing stockholders, pursuant to and in accordance with the provisions of any registration statement, may have a depressive effect on the market price of our shares of common stock. Further, in general, under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), a person who has satisfied a minimum holding period of between six months and one-year and any other applicable requirements of Rule 144, may thereafter sell such shares publicly. A significant number of our currently issued and outstanding shares of common stock held by existing stockholders, including officers and directors and other principal stockholders are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. The possible future sale of our shares by our existing stockholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of our shares of common stock in the applicable trading marketplace.

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

Revelation’s common stock and Public Warrants are listed on the Nasdaq Capital Market listing tier (“Nasdaq Capital Market”) under the symbols “REVB” and “REVBW,” respectively. If Nasdaq delists the Revelation common stock and Public Warrants from trading on its exchange for failure to meet the listing standards such as the minimum public stockholders equity requirement, minimum bid price, minimum market value of publicly-held shares, for failure to hold an annual stockholders meeting, or any other listing standards, we and our stockholders could face significant material adverse consequences including:

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

Nasdaq has proposed, but the SEC has not yet approved, a rule that would require automatic delisting if the market value of a company’s unrestricted publicly held shares remains below $5 million for 30 consecutive trading days. The proposal would eliminate any cure period and result in an immediate trading suspension. If adopted in its current form, this rule could increase the risk that our common stock is delisted, which would materially reduce liquidity and market value.

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

Item 2. Property.

Our corporate headquarters is located at 4660 La Jolla Village Dr., Suite 100, San Diego, California, where we currently have access to office space on an as-needed basis. We lease laboratory and office space at 5555 Oberlin Drive, Suite 100, San Diego, California, which consists of approximately 5,381 square feet. The lease expires on November 30, 2028. We believe that our current space is adequate for our needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and Public Warrants are traded on the Nasdaq Capital Market under the symbols “REVB” and “REVBW”, respectively.

Holders of Record

As of February 23, 2026, there were approximately 30 stockholders of record of our common stock and 29 holders of record of our warrants. Because many of our securities are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Since our inception, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of our Product Candidates.

We have funded our operations since our inception to December 31, 2025 through the issuance and sale of our capital stock, from which we have raised net proceeds of $69.2 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance, which includes approximately $10.7 million as of December 31, 2025, combined with approximately $6.7 million in net proceeds received in January 2026 in connection with a warrant inducement transaction, will not be sufficient to sustain operations within one-year after the date that our audited financial statements for December 31, 2025 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $8.9 million for the year ended December 31, 2025 and $15.0 million for the year ended December 31, 2024. As of December 31, 2025 we had an accumulated deficit of $49.4 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for our Product Candidates or other product candidates, which we expect will not be for at least several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of Product Candidates or other product candidates, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Recent Developments

2026 Reverse Stock Split

On January 28, 2026, the Company effected a 1-for-4 reverse stock split of our outstanding shares of common stock, which had been approved at the 2025 annual meeting of stockholders on June 23, 2025. All share numbers included herein have been adjusted to reflect this reverse split.

Class I Warrant Inducement

On January 23, 2026, the Company entered into warrant inducement offer letters with two holders of 2,136,251 Class I Common Stock Warrants, exercisable for 2,136,251 shares of common stock with an exercise price of $8.80 per share of common stock. Pursuant to the warrant inducement offer letters, the holders agreed to the immediate cash exercise of their 2,136,251 Class I Common Stock Warrants to purchase an aggregate of 2,136,251 shares of the Company’s common stock at an exercise price of $3.44 per share, and the Company’s agreement to issue 4,272,500 Class J Common Stock Warrants exercisable for a total of up to 4,272,500 shares of common stock, at an exercise price of $3.44. The Company received net proceeds of approximately $6.7 million from the warrant exercises.

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

Other Income (Expense), Net

Other income (expense), net for 2025 primarily consists of the interest income from our cash balances in savings accounts, foreign currency transaction gains and losses, and the change in fair value of the warrant liability. During 2024, other income (expense), net also included the LifeSci Capital LLC judgment expense and reimbursement of legal costs, clinical trial related settlement expenses with A-IR Clinical Research Ltd, and expenses in connection with the deferred underwriting commissions.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$4,063,857	$3,548,996	$514,861
General and administrative	5,006,957	4,426,113	580,844
Total operating expenses	9,070,814	7,975,109	1,095,705
Loss from operations	(9,070,814)	(7,975,109)	(1,095,705)
Total other income (expense), net	157,165	(7,063,427)	7,220,592
Net loss	$(8,913,649)	$(15,038,536)	$6,124,887

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,
	2025	2024	Change
GEM-AKI and GEM-CKD clinical study expenses	$2,227,649	$1,681,731	$545,918
Manufacturing expenses	—	390,022	(390,022)
Other program expenses	74,812	77,679	(2,867)
Other expenses	168,536	172,369	(3,833)
Personnel expenses (including stock-based compensation)	1,592,860	1,227,195	365,665
Total research and development expenses	$4,063,857	$3,548,996	$514,861

Research and development expenses increased by $0.5 million, from $3.5 million for the year ended December 31, 2024 to $4.1 million for the year ended December 31, 2025. The increase was primarily due to increases of $0.5 million in clinical study expenses related to GEM-AKI and GEM-CKD and $0.4 million of personnel expenses, offset by a decrease of $0.4 million in manufacturing expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented:

	Year Ended December 31,
	2025	2024	Change
Personnel expenses (including employee stock-based compensation)	$3,045,968	$2,768,602	$277,366
Legal and professional fees	1,725,765	1,274,567	451,198
Other expenses	235,224	382,944	(147,720)
Total general and administrative expenses	$5,006,957	$4,426,113	$580,844

General and administrative expenses increased by $0.6 million, from $4.4 million for the year ended December 31, 2024 to $5.0 million for the year ended December 31, 2025. The increase was primarily due to an increase of $0.5 million in legal and professional fees and an increase of $0.3 million in personnel expenses, offset by a $0.1 million decrease in other general and administrative expenses.

Other Income (expense), Net

Other income (expense), net was income of $0.2 million for the year ended December 31, 2025, related primarily to interest income on our cash balances in savings accounts and foreign currency transactions gains and losses. Other income (expense), net was expense of approximately $7.1 million for the year ended December 31, 2024, primarily related to the LifeSci Capital LLC judgment expense and reimbursement of legal costs, clinical trial related settlement expenses with A-IR Clinical Research Ltd., and expenses in connection with the deferred underwriting commissions, offset by interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to December 31, 2025, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $69.2 million, of which $12.5 million was received during the year ended December 31, 2025. As of December 31, 2025, we had available cash and cash equivalents of $10.7 million and an accumulated deficit of $49.4 million.

Our use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to the Product Candidates or other products candidates. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of product development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $8.9 million for the year ended December 31, 2025. As of December 31, 2025 we had an accumulated deficit of $49.4 million, a stockholders’ equity of $8.9 million and available cash and cash equivalents of $10.7 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the Product Candidates or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance, which includes $10.7 million as of December 31, 2025, combined with approximately $6.7 million in net proceeds received subsequent to December 31, 2025 in connection with a warrant inducement transaction, will be sufficient to sustain operations within one-year after the date that our audited financial statements for December 31, 2025 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The audited consolidated financial statements for December 31, 2025, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(8,269,581)	$(18,321,276)
Net cash used in investing activities	—	(19,171)
Net cash provided by financing activities	12,470,894	12,847,764
Net increase (decrease) in cash and cash equivalents	$4,201,313	$(5,492,683)

Net Cash Used in Operating Activities

During the year ended December 31, 2025, net cash used in operating activities was $8.3 million, which consisted of a net loss of $8.9 million offset primarily by $0.6 million in stock-based compensation expense.

During the year ended December 31, 2024, net cash used in operating activities was $18.3 million, which consisted of a net loss of $15.0 million and a change in our net operating assets and liabilities of $3.4 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2025, there was there was no cash used in investing activities.

During the year ended December 31, 2024, net cash used in investing activities consisted of purchases of lab equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $12.5 million, and was primarily due to net proceeds of $3.4 million received in connection with the May 2025 Public Offering and $8.7 million in net proceeds received in connection with the Class H Warrant Inducement in September 2025.

During the year ended December 31, 2024, net cash provided by financing activities was $12.8 million, primarily from net proceeds of $5.4 million received in connection with the February 2024 Public Offering, $0.2 million received from exercises of the Class D Common Stock Warrants, net proceeds of $3.5 million received in connection with the Class D Warrant Inducement, and net proceeds of $3.7 million received in connection with the Class E Warrant Inducement.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2025 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$93,052	$788,803	$—	$—	$881,855
Total contractual obligations	$93,052	$788,803	$—	$—	$881,855

We have entered into an operating lease for laboratory and office space in San Diego, California. The table above includes future minimum lease payments under the non-cancelable lease arrangement.

We enter into contracts in the normal course of business with third party service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments. We believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Stock-based Compensation

We recognize the compensation expense related to stock options, third-party warrants, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) granted, based on the estimated fair value of the awards on the date of grant. The fair value of employee stock options and third-party warrants are generally determined using the Black-Scholes option-pricing model using various inputs, including estimates of historic volatility, term, risk-free rate, and future dividends. The fair value of RSAs and RSUs is determined based on the Company’s stock price on the date of grant. The grant date fair value of the stock-based awards, which may have graded vesting, is recognized using the straight-line method over the requisite service period of each stock-based award, which is generally the vesting period of the respective stock-based awards. The Company recognizes forfeitures as they occur.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors, including their ages as of February 23, 2026:

Name	Age	Position
BOARD OF DIRECTORS
James Rolke	57	Chairman, Director, and Chief Executive Officer
Jennifer Carver, BSN, MBA	72	Director
Jess Roper	61	Director
Lakhmir Chawla, M.D.	55	Director
EXECUTIVE OFFICERS
James Rolke	57	Chairman, Director, and Chief Executive Officer
Chester S. Zygmont, III	45	Chief Financial Officer

Our Director and Executive Officers

James Rolke — Chairman, Director, and Chief Executive Officer. Mr. Rolke cofounded and has been the Chief Executive Officer and a director of Revelation since its inception in May 2020 and Chairman of Revelation since May 2025. Mr. Rolke has over 30 years of experience in the biotechnology industry, spanning all areas and phases of drug development. Prior to joining the Company, beginning in 2012, Mr. Rolke was employed at La Jolla in various leadership roles overseeing Research and Development and serving as Chief Scientific Officer from 2017 to 2020. While at La Jolla, Mr. Rolke oversaw the development of multiple technologies including six INDs and two marketing approvals: Giapreza for the treatment of distributive shock (US FDA and EMEA) and artesunate for the treatment of severe malaria. Prior to La Jolla, from July 2009 to January 2012 Mr. Rolke was Chief Technology Officer at Pluromed, Inc. (acquired by Sanofi) and played a key role in the approvals of two medical devices via the 510(k) and premarket approval application approval pathways. Prior to Pluromed, Mr. Rolke held several key positions at biotechnology companies, including Director of Operations at Prospect Therapeutics, Inc., Associate Director of Pharmaceutical Development at Mersana Therapeutics, Inc., Manager of Process Development at GlycoGenesys, Inc., Principal Scientist at Surgical Sealants, Inc., Scientist at GelTex, Inc., and Associate Scientist at Alpha-Beta Technology, Inc. Mr. Rolke received his B.S. in chemistry from Keene State College. We believe that Mr. Rolke is qualified to serve as a director based on his role as our Chief Executive Officer and his extensive management experience in the biotechnology industry.

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

Jess Roper — Director. Mr. Roper has been a director since October 2020. Mr. Roper has considerable financial and audit experience in the sectors of medical device, life sciences, technology, manufacturing, and financial institutions. Mr. Roper served on the Board of Directors and as Chair of the Audit Committee of Biolase from 2018 to 2024. Mr. Roper previously served as Senior Vice President and Chief Financial Officer of Dexcom, retiring in 2017. During his 12-year tenure, Dexcom transitioned from a pre-revenue privately held medical device company to a multi-national publicly traded entity. Mr. Roper previously held financial management positions with two other publicly traded companies and one venture funded company. He has played key roles in two initial public offerings, acquisitions/divestitures, and numerous equity and debt financings. Earlier in his career, Mr. Roper was an auditor with PricewaterhouseCoopers, and a bank and information systems examiner with the Office of the Comptroller of the Currency. He earned a Master of Science in Corporate Accountancy and a Bachelor of Science in Finance. Mr. Roper is a certified public accountant in the state of California. We believe that Mr. Roper is qualified to serve as a director based on his extensive financial and audit experience.

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

Our officers are appointed by the Board and serve until such person’s successor is appointed or until such person’s earlier resignation, death or removal. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer, Vice Presidents and such other offices as may be determined by the Board. The Board has determined that James Rolke and Chester. S. Zygmont, III are the only “executive officers” for the purposes of applicable SEC rules.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any events requiring disclosure under Item 401(f) of Regulation S-K.

Board Composition

Classified Board of Directors

In accordance with our Amended and Restated Certificate of Incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors are divided among the three classes as follows:

•
The Class A director is Ms. Carver, and her term will expire at the annual meeting of stockholders held in 2026;
•
The Class B directors are Messrs. Rolke and Roper, and their terms will expire at the annual meeting of stockholders held in 2027; and
•
The Class C director is Dr. Chawla, and his term and his term will expire at the annual meeting of stockholders held in 2028.

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

Attendance of Directors at Board Meetings and Annual Meeting of Stockholders

During 2025, the Board of Directors met four times, the Compensation Committee met two times, the Nominating and Corporate Governance Committee met one time, and the Audit Committee met four times. Each director attended at least 100% of the aggregate number of meetings held during his or her term of service. In 2025, the Company held its Annual Meeting of Stockholders which was attended by Mr. Rolke. The Company does not have a policy requiring its directors to attend the Annual Meeting of Stockholders.

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

The composition of the Audit Committee consists of Mr. Roper, Dr. Chawla and Ms. Carver, with Mr. Roper as Chair. Mr. Roper qualifies as an audit committee financial expert, as defined by the SEC rules. In addition, Revelation certified to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. It has been determined that Mr. Roper satisfies such requirements.

Nominating and Governance Committee

Revelation’s Nominating and Governance Committee is comprised of Ms. Carver, Mr. Roper and Dr. Chawla, each of whom has been determined to be independent under the Nasdaq Listing Rules. The Nominating and Governance Committee adopted a written charter.

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

Compensation Committee

Revelation has a Compensation Committee established in accordance with the Nasdaq Listing Rules. The Compensation Committee is comprised of Dr. Chawla, Ms. Carver and Mr. Roper, each of whom has been determined to be independent under the Nasdaq Listing Rules and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of Revelation’s compensation committee is Dr. Chawla.

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

The Executive Employment Agreements provide for an annual base salary of $625,000 for Mr. Rolke and $514,700 for Mr. Zygmont, which was set by the Compensation Committee on January 8, 2026, retroactive to January 1, 2026, and approved payment of the 2025 annual performance bonuses for Mr. Rolke in the amount of $441,788 and Mr. Zygmont in the amount of $255,150. Messrs. Rolke and Zygmont are also eligible to receive an annual performance bonus targeted at 55% for Mr. Rolke, which was increased from 45%, and 40% for Mr. Zygmont of their respective base salaries or as otherwise determined in the sole discretion of the board (each, an “Annual Bonus”), as well as equity incentive grants as determined by the Board in its sole discretion.

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

Historically, our executive compensation program has reflected our growth and development-oriented corporate culture. To date, the compensation of our Chief Executive Officer and President and our other executive officers identified in the 2025 and 2024 Summary Compensation Table below, who we refer to as the named executive officers, has consisted of a combination of base salary, bonuses and long-term incentive compensation in the form of restricted common stock awards and incentive stock options. Our named executive officers who are full-time employees, like all other full-time employees, are eligible to participate in our retirement and health and welfare benefit plans. We will continue to evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances merit. At a minimum, we review executive compensation annually with input from a compensation consultant. As part of this review process, we expect the board of directors and the compensation committee to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive with our peers. In connection with our executive compensation program, we will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

Summary Compensation Table

The following table shows the total compensation awarded to, earned by, or paid to during the years ended December 31, 2025 and 2024 to our executive officers who earned more than $100,000 during each of the years ended December 31, 2025 and 2024 and were serving as named executive officers as of such date.

Our named executive officers for 2025 and 2024 who appear in the Summary Compensation Table are:

•
James Rolke, our Chairman, Director, and Chief Executive Officer; and
•
Chester S. Zygmont, III, our Chief Financial Officer.

The following table sets forth, for the years ended December 31, 2025 and 2024, all compensation paid, distributed or earned for services, including salary and bonus amounts, rendered in all capacities by the Company’s named executive officers. The information contained below represents compensation earned by the Company’s officers for their work related to the Company:

						Non-equity incentive plan compensation ($)
Name and Position	Year	Salary ($)	Bonus ($)(1)	Stock-based awards ($)	Option-based awards ($)	Annual incentive plans	Long term incentive plans	All other compensation ($)(2)	Total compensation ($)
James Rolke	2025	589,050	280,500	639,890	—	—	—	15,091	1,524,532
Chairman, Director, and CEO	2024	561,000	237,500	—	—	—	—	14,726	813,226
Chester S. Zygmont, III	2025	425,250	162,000	581,659	—	—	—	16,500	1,185,409
CFO	2024	405,000	142,579	—	—	—	—	16,427	564,006
(1)
The amounts reflected in the column entitled “Bonus” reflect the cash amount of bonus earned by each of the officers in consideration for their fiscal 2025 and 2024 performance, respectively, but paid to such officers during fiscal 2026 and 2025, respectively.
(2)
Unless otherwise indicated, the amounts reported in this column represent the Company’s matching contribution to the named executive officers Simple IRA plan account paid by the Company.

2025 Grants of Plan-Based Awards Table

The following table provides information regarding each grant of an award made to each named executive officer during the year ended December 31, 2025:

			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Type of Award	Grant Date	Threshold (#)		Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock Awards ($)(1)
James Rolke	RSA	10/28/2025	—		—	—	97,654	—	—	523,423
	RSA	2/11/2025	—	—	—	—	2,508	—	—	116,468
Chester S. Zygmont, III	RSA	10/28/2025	—		—	—	97,654	—	—	523,423
	RSA	2/11/2025	—		—	—	1,254	—	—	58,236
(1)
Amounts in this column reflect the aggregate grant date fair value of awards of restricted stock granted in 2025 under our 2021 Plan and computed in accordance with ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Outstanding Equity Awards

The following table provides information regarding the 2021 Equity Incentive Plan awards and the 2020 Equity Incentive Plan awards for each named executive officer outstanding as of December 31, 2025:

			Option-based Awards				Stock-based Awards
Name	Date of Grant		Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In-The-Money Options at December 31, 2025 ($)	Number of Shares or Units of Shares that Have Not Vested (#)	Market or Payout Value of Share Awards That Have Not Vested ($)
James Rolke, Chairman, Director, and CEO	10/28/2025	(1)	—	—	—	—	97,654	312,415
Chester S. Zygmont, III, CFO	10/28/2025	(1)	—	—	—	—	97,654	312,415
(1)
The stock awards vest quarterly over one year from the date of grant, subject to continued service through each such vesting date.

Option Exercises and Stock Vested

The following table provides, for each named executive officer, the number of shares of common stock acquired upon the exercise of stock options and the vesting of stock awards during the fiscal year ended December 31, 2025, and the aggregate dollar value realized upon such exercises and vesting:

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
James Rolke, Chairman, Director, and CEO	—	—	2,508	116,468
Chester S. Zygmont, III, CFO	—	—	1,254	58,236

Pay Versus Performance Disclosure

Pay Versus Performance Table

As required by Section 953(a) of the Dodd-Frank Act and Item 402(v) of SEC Regulation S-K, we are providing the following information about the relationship between “compensation actually paid” to our “named executive officers,” within the meaning of such rules, and certain financial performance measures of our Company. The table below provides information regarding compensation actually paid to our CEO, who serves as our principal executive officer (“PEO”), and compensation actually paid to our CFO, our only other non-PEO named executive officer, during each of the past three fiscal years, as well as our total stockholder return and net loss for each of the past three fiscal years.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2)(3)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers(4)	Average Compensation Actually Paid to Non-PEO Named Executive Officers(5)(6)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(7)	Net Loss (millions)(8)
2025	$1,524,532	$1,197,056	$1,185,409	$916,165	$0.01	$(8.91)
2024	$813,226	$813,226	$564,006	$564,006	$0.23	$(15.04)
2023	$649,250	$649,250	$479,141	$479,141	$7.52	$(0.12)
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
(3)
Compensation actually paid to our PEO consists of the following amounts deducted from or added to the Summary Compensation Table total for our CEO for each of the fiscal years presented:

James Rolke
Summary Compensation Table Total for Fiscal 2025	$1,524,532
Deduct: Stock awards(a)	639,890
Deduct: Option awards(b)	—
Add: Fiscal year-end value of equity awards granted during the fiscal year that are outstanding and unvested(c)	312,415
Add: Change in fair value of equity awards granted in prior fiscal years that are outstanding and unvested(d)	—
Add: Change in fair value of equity awards granted in prior fiscal years that vested during the fiscal year(e)	—
Add: Value of dividend equivalents accrued on equity awards during the fiscal year	—
Compensation Actually Paid for Fiscal 2025	$1,197,056

Summary Compensation Table Total for Fiscal 2024	$813,226
Deduct: Stock awards(a)	—
Deduct: Option awards(b)	—
Add: Fiscal year-end value of equity awards granted during the fiscal year that are outstanding and unvested(c)	—
Add: Change in fair value of equity awards granted in prior fiscal years that are outstanding and unvested(d)	—
Add: Change in fair value of equity awards granted in prior fiscal years that vested during the fiscal year(e)	—
Add: Value of dividend equivalents accrued on equity awards during the fiscal year	—
Compensation Actually Paid for Fiscal 2024	$813,226

Summary Compensation Table Total for Fiscal 2023	$649,250
Deduct: Stock awards(a)	—
Deduct: Option awards(b)	—
Add: Fiscal year-end value of equity awards granted during the fiscal year that are outstanding and unvested(c)	—
Add: Change in fair value of equity awards granted in prior fiscal years that are outstanding and unvested(d)	—
Add: Change in fair value of equity awards granted in prior fiscal years that vested during the fiscal year(e)	—
Add: Value of dividend equivalents accrued on equity awards during the fiscal year	—
Compensation Actually Paid for Fiscal 2023	$649,250
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

The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The value of option awards is based on the fair value as of the end of the covered fiscal year or change in fair value during the covered fiscal year, in each case based on our Black-Scholes option pricing model, the assumptions of which are described in Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
(6)
Average compensation actually paid to our non-PEO named executive officer consists of the following amounts deducted from or added to the Summary Compensation Table total for our CFO for each of the fiscal years presented:

Chester S. Zygmont, III
Summary Compensation Table Total for Fiscal 2025	$1,185,409
Deduct: Stock awards(a)	581,659
Deduct: Option awards(b)	—
Add: Fiscal year-end value of equity awards granted during the fiscal year that are outstanding and unvested(c)	312,415
Add: Change in fair value of equity awards granted in prior fiscal years that are outstanding and unvested(d)	—
Add: Change in fair value of equity awards granted in prior fiscal years that vested during the fiscal year(e)	—
Add: Value of dividend equivalents accrued on equity awards during the fiscal year	—
Compensation Actually Paid for Fiscal 2025	$916,165

Summary Compensation Table Total for Fiscal 2024	$564,006
Deduct: Stock awards(a)	—
Deduct: Option awards(b)	—
Add: Fiscal year-end value of equity awards granted during the fiscal year that are outstanding and unvested(c)	—
Add: Change in fair value of equity awards granted in prior fiscal years that are outstanding and unvested(d)	—
Add: Change in fair value of equity awards granted in prior fiscal years that vested during the fiscal year(e)	—
Add: Value of dividend equivalents accrued on equity awards during the fiscal year	—
Compensation Actually Paid for Fiscal 2024	$564,006

Summary Compensation Table Total for Fiscal 2023	$479,141
Deduct: Stock awards(a)	—
Deduct: Option awards(b)	—
Add: Fiscal year-end value of equity awards granted during the fiscal year that are outstanding and unvested(c)	—
Add: Change in fair value of equity awards granted in prior fiscal years that are outstanding and unvested(d)	—
Add: Change in fair value of equity awards granted in prior fiscal years that vested during the fiscal year(e)	—
Add: Value of dividend equivalents accrued on equity awards during the fiscal year	—
Compensation Actually Paid for Fiscal 2023	$479,141
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

The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The value of option awards is based on the fair value as of the end of the covered fiscal year or change in fair value during the covered fiscal year, in each case based on our Black-Scholes option pricing model, the assumptions of which are described in Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Compensation Actually Paid and Net Loss. As demonstrated by the following graph, the amount of compensation actually paid to our NEOs is not necessarily aligned with our net loss for each of the three fiscal years presented in the table.

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

The following table sets forth the total cash and equity compensation paid to our non-employee directors for service on our board of directors during 2025:

Name	Fees Earned or Paid in Cash ($)	Option-Based Awards ($)	Stock-Based Awards ($)(2)	Total ($)
George Tidmarsh, M.D., Ph.D.(1)	23,736	—	701	24,437
Jennifer Carver, BSN, MBA	60,000	—	21,638	81,638
Jess Roper	60,000	—	21,638	81,638
Lakhmir Chawla, M.D.	60,000	—	21,638	81,638
(1)
On May 23, 2025, Dr. Tidmarsh resigned from his position on the Company’s board of directors.
(2)
Amounts in this column reflect the aggregate grant date fair value of awards of restricted stock granted in 2025 under our 2021 Plan and computed in accordance with ASC Topic 718. These amounts reflect the accounting cost for these RSAs and do not represent the actual economic value that may be realized by the director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table also sets forth information known to us regarding the beneficial ownership of our common stock as of February 23, 2026:

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

The beneficial ownership of our common stock is based on 3,720,420 shares of common stock issued and outstanding as of February 23, 2026.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

Name	Number of Shares Beneficially Owned	Beneficial Ownership (%)
Five Percent Holders:
Armistice Capital Master Fund Ltd.(1)	379,225	9.9%
Directors and Officers of Revelation(2):
James Rolke(3)	108,296	2.9%
Jennifer Carver, BSN, MBA(4)	4,886	*
Jess Roper(5)	4,956	*
Lakhmir Chawla, M.D.(6)	4,286	*
Chester S. Zygmont, III(7)	88,256	2.6%
All Directors and Officers as a Group (Five Individuals)	210,680	5.6%

* Less than one percent.

(1)
The securities are held by Armistice Capital Master Fund Ltd., (“Armistice Master Fund”), and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Armistice Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022. Shares beneficially owned is based on 288,332 shares of common stock reported on Form 13G/A with the SEC on February 17, 2026 and 90,893 shares of common stock issuable within 60 days held in abeyance from the Class I Warrant Inducement.
(2)
Unless otherwise indicated, the business address of each of the individuals is c/o Revelation Biosciences, Inc., 4660 La Jolla Village Dr., Suite 100, San Diego, CA 92122.
(3)
Consists of (i) 91,645 shares of common stock held directly by Mr. Rolke and (ii) 16,651 shares of common stock issuable within 60 days due to vesting of RSU grants.
(4)
Consists of (i) 2,262 shares of common stock held directly by Ms. Carver and (ii) 2,624 shares of common stock issuable within 60 days due to vesting of RSU grants.
(5)
Consists of (i) 2,332 shares of common stock held directly by Mr. Roper and (ii) 2,624 shares of common stock issuable within 60 days due to vesting of RSU grants.
(6)
Consists of (i) 1,662 shares of common stock held directly by Mr. Chawla and (ii) 2,624 shares of common stock issuable within 60 days due to vesting of RSU grants.
(7)
Consists of (i) 85,811 shares of common stock held by The Zygmont Family Trust Dated October 25, 2016, (ii) 2 shares of common stock held by Czeslaw Capital Fund, LLC, and (iii) 2,443 shares of common stock issuable within 60 days due to vesting of RSU grants to Mr. Zygmont.

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

Director Independence

Our board of directors currently consists of four members. Our board of directors has determined that all of our directors, other than Mr. Rolke, qualify as “independent” directors in accordance with the rules of the SEC and the Nasdaq, Marketplace Rules, or the Nasdaq Listing Rules, which the Company has adopted as its independence standards. Mr. Rolke is not considered independent because he is an executive officer of the Company. Under the Nasdaq Listing Rules, the definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by the Nasdaq Listing Rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s relationships as they may relate to us and our management.

Item 14. Principal Accountant Fees and Services

Baker Tilly US, LLP acted as the Company’s independent registered public accounting firm for the years ended December 31, 2025 and 2024 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by Baker Tilly US, LLP for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Audit Fees(1)	$420,225	$404,568
Tax Fees(2)	—	15,900
Other Fees	—	—
Total	$420,225	$420,468
(1)
Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q, services that are normally provided in connection with statutory or regulatory filings and fees related to our filing of certain Registration Statements.
(2)
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

EXHIBIT	DESCRIPTION
3.1(1)	Third Amended and Restated Certificate of Incorporation
3.2(2)	Amendment to the Third Amended and Restated Certificate of Incorporation, effective February 1, 2023
3.3(3)	Amendment to the Third Amended and Restated Certificate of Incorporation, effective January 22, 2024
3.4(4)	Amendment to the Third Amended and Restated Certificate of Incorporation, effective July 7, 2025
3.5(5)	Amended and Restated Bylaws
4.1(1)	Specimen Common Stock Certificate
4.2(1)	Specimen Warrant Certificate for Public Warrants
4.3(1)	Warrant Agreement, dated October 7, 2020, between Continental Stock Transfer & Trust Company and the Company
4.4(6)	Form of Unregistered Class A Common Stock Purchase Warrant dated January 25, 2022
4.5(6)	Form of Unregistered Class A Placement Agent Warrant dated January 25, 2022
4.6(7)	Form of Class B Common Stock Warrant dated July 28, 2022
4.7(7)	Form of Class B Placement Agent Common Stock Purchase Warrant dated July 28, 2022
4.8(7)	Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated July 28, 2022
4.9(8)	Form of Class C Common Stock Warrant dated February 13, 2023
4.10(8)	Form of Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated February 13, 2023
4.11(9)	Form of Class D Common Stock Warrant dated February 5, 2024
4.12(9)	Form of Warrant Agency Agreement with Continental Stock Transfer & Trust Co. dated February 5, 2024
4.13(10)	Form of Warrant Agency Agreement with Continental Stock Transfer & Co., dated May 29, 2025
4.14(11)	Form of Class E Common Stock Warrant dated August 22, 2024
4.15(12)	Form of Class G Common Stock Warrant dated December 3, 2024
4.16(10)	Form of Class H Common Stock Warrant, dated May 29, 2025
4.17(13)	Form of Class I Common Stock Warrant, dated September 11, 2025
4.18*	Form of Class J Common Stock Warrant, dated January 23, 2026
4.19*	Description of Securities
10.1†(14)	Revelation Biosciences, Inc. 2021 Equity Incentive Plan, as amended
10.2†(1)	Executive Employment Agreement between Revelation Biosciences, Inc. and James Rolke, effective July 27, 2021
10.3†(1)	Executive Employment Agreement between Revelation Biosciences, Inc. and Chester S. Zygmont, III, effective July 27, 2021
10.4(1)	Revelation Common Stock Warrant Issued to National Securities Corporation
10.5(6)	Securities Purchase Agreement dated January 23, 2022 by and between the Company and Armistice Capital Master Fund Ltd.
10.6(8)	Form of Securities Purchase Agreement dated February 9, 2023
10.7(9)	Form of Securities Purchase Agreement dated February 1, 2024
10.8(10)	Form of Securities Purchase Agreement, dated May 28, 2025
10.9(8)	Form of Placement Agency Agreement dated February 9, 2023
10.10(9)	Form of Placement Agency Agreement dated February 1, 2024
10.11(10)	Form of Placement Agency Agreement, dated May 28, 2025
10.12*	Form of Inducement Letter, dated January 23, 2026
14.1(15)	Code of Ethics
19.1(16)	Insider Trader Policy

21.1(17)	List of Subsidiaries.
23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm of Revelation Biosciences, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97(18)	Claw Back Policy
99.1(15)	Audit Committee Charter
99.2(15)	Compensation Committee Charter
99.3(15)	Nominating Committee Charter
101.INS*	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The annexes, schedules, and certain exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Revelation hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

(1)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form S-4 filed, as amended (File No. 333- 259638).

(2)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 31, 2023.

(3)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 23, 2024.

(4)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on July 9, 2025.

(5)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on July 7, 2023.

(6)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 27, 2022.

(7)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Registration Statement on Form S-1, as amended (File No. 333-268076).

(8)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on February 13, 2023.

(9)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on February 8, 2024.

(10)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on June 4, 2025.

(11)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on August 26, 2024.

(12)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on December 6, 2024.

(13)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on September 15, 2025

(14)	Previously filed Appendix A to Revelation Biosciences, Inc.’s definitive proxy statement filed on June 6, 2025.

(15)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Annual Report on Form 10-K filed on March 30, 2023.

(16)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Annual Report on Form 10-K filed on March 6, 2025.

(17)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on January 14, 2022.

(18)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Annual Report on Form 10-K filed on March 22, 2024.

*	Filed herewith.

†	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

Not applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: February 26, 2026	By:	/s/ James Rolke
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

Date: February 26, 2026	By:	/s/ James Rolke
Chief Executive Officer and Director

Date: February 26, 2026	By:	/s/ Chester S. Zygmont, III
Chief Financial Officer and Principal Accounting Officer

Date: February 26, 2026	By:	/s/ Jennifer Carver
Director

Date: February 26, 2026	By:	/s/ Jess Roper
Director

Date: February 26, 2026	By:	/s/ Lakhmir Chawla, MD
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REVELATION BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Revelation Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Revelation Biosciences, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has no revenue sources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

San Diego, CA

February 26, 2026

We have served as the Company’s auditor since 2021.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REVELATION BIOSCIENCES, INC.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,700,331	$6,499,018
Prepaid expenses and other current assets	111,297	66,699
Total current assets	10,811,628	6,565,717
Property and equipment, net	18,067	56,332
Operating lease right-of-use asset	722,288	—
Other assets	30,941	—
Total assets	$11,582,924	$6,622,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$577,501	$783,621
Accrued expenses	1,397,644	1,130,046
Operating lease liability	23,013	—
Total current liabilities	1,998,158	1,913,667
Operating lease liability, net of current portion	723,771	—
Total liabilities	2,721,929	1,913,667
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Common Stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2025 and December 31, 2024 and 1,583,969 and 43,526 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,584	44
Additional paid-in-capital	58,278,698	45,213,976
Accumulated deficit	(49,419,287)	(40,505,638)
Total stockholders’ equity	8,860,995	4,708,382
Total liabilities and stockholders’ equity	$11,582,924	$6,622,049

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$4,063,857	$3,548,996
General and administrative	5,006,957	4,426,113
Total operating expenses	9,070,814	7,975,109
Loss from operations	(9,070,814)	(7,975,109)
Other income (expense):
Change in fair value of warrant liability	2,158	81,441
Other income (expense), net	155,007	(7,144,868)
Total other income (expense), net	157,165	(7,063,427)
Net loss	$(8,913,649)	$(15,038,536)

Deemed dividends	(5,951,528)	—
Net loss attributable to common stockholders	(14,865,177)	(15,038,536)
Net loss per share, basic and diluted	$(23.95)	$(1,052.16)
Weighted-average shares used to compute net loss per share, basic and diluted	620,785	14,293

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2023 (as previously reported)	16,484	$16	$32,114,801	$(25,467,102)	$6,647,715
Retrospective application of reverse recapitalization	(15,138)	(15)	15	—	—
Reverse stock split fractional stock round up	25	—	—	—	—
Balance at December 31, 2023	1,371	1	32,114,816	$(25,467,102)	$6,647,715
Issuance of common stock from the February 2024 Public Offering	670	1	5,417,052	—	5,417,053
Class D Pre-Funded Warrants exercises	6,441	6	121	—	127
Alternative cashless exercise of Class C Common Stock Warrants	18	—	57,589	—	57,589
Common stock issued for services	55	—	25,000	—	25,000
Class D Common Stock Warrants exercises	526	2	241,388	—	241,390
Class D Warrant Inducement exercises	13,271	13	3,501,263	—	3,501,276
Class E Common Stock Warrant Inducement exercises	21,174	21	3,687,897	—	3,687,918
Stock-based compensation expense	—	—	168,850	—	168,850
Net loss	—	—	—	(15,038,536)	(15,038,536)
Balance as of December 31, 2024	43,526	$44	$45,213,976	$(40,505,638)	$4,708,382

Balance as of December 31, 2024 (as previously reported)	522,223	$522	$45,213,498	$(40,505,638)	$4,708,382
Retrospective application of reverse recapitalization	(478,724)	(478)	478	—	—
Reverse stock split fractional stock round up	27	—	—	—	—
Balance at December 31, 2024	43,526	44	45,213,976	(40,505,638)	4,708,382
Alternative cashless exercise of Class F Common Stock Warrants	42,336	42	(42)	—	—
Issuance of RSA's	252,937	253	(253)	—	—
Issuance of common stock from the May 2025 Public Offering	56,250	56	3,388,188	—	3,388,244
Class H Pre-Funded Warrants exercises	247,084	247	50	—	297
Class H Common Stock Warrants exercises	41,250	41	362,959	—	363,000
Class H Warrant Inducement exercises	900,584	901	8,718,452	—	8,719,353
Issuance of common stock for rollover RSU awards	2	—	—	—	—
Stock-based compensation expense	—	—	595,368	—	595,368
Net loss	—	—	—	(8,913,649)	(8,913,649)
Balance as of December 31, 2025	1,583,969	$1,584	$58,278,698	$(49,419,287)	$8,860,995

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,913,649)	$(15,038,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	595,368	168,850
Depreciation expense	27,058	27,923
Non-cash lease expense	18,630	—
Loss on disposal of equipment	11,207	—
Change in fair value of warrant liability	(2,158)	(81,441)
Issuance of common stock for services	—	25,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(44,598)	17,992
Deferred offering costs	—	71,133
Other assets	(30,941)	—
Accounts payable	(206,120)	(576,277)
Accrued expenses	269,756	(2,935,920)
Operating lease liability	5,866	—
Net cash used in operating activities	(8,269,581)	(18,321,276)
Cash flows from investing activities:
Purchase of property and equipment	—	(19,171)
Net cash used in investing activities	—	(19,171)
Cash flows from financing activities:
Proceeds from the May 2025 Public Offering, net	3,388,244	—
Proceeds from Class H Pre-Funded Warrants exercises	297	—
Proceeds from the Class H Common Stock Warrants exercises	363,000	—
Proceeds from Warrant Inducement exercises, net	8,719,353	3,501,276
Proceeds from the February 2024 Public Offering, net	—	5,417,053
Proceeds from the Class D Common Stock Warrants exercises	—	241,390
Proceeds from Class D Pre-Funded Warrants exercises	—	127
Proceeds from the Class E Common Stock Warrants exercises	—	3,687,918
Net cash provided by financing activities	12,470,894	12,847,764
Net increase (decrease) in cash and cash equivalents	4,201,313	(5,492,683)
Cash and cash equivalents at beginning of period	6,499,018	11,991,701
Cash and cash equivalents at end of period	$10,700,331	$6,499,018

Supplemental disclosure of non-cash investing and financing activities:
Alternative cashless exercises of Class F Common Stock Warrants	$4,104,680	$—
Fair Value of Class H Common Stock Warrants in connection with the May 2025 Public Offering	$11,546,080	$—
Fair Value of Class I Common Stock Warrants in connection with the Class H Warrant Inducement	$23,686,845	$—
Incremental fair value of the Class H Common Stock Warrants in connection with the Class H Warrant Inducement	$91,455	$—
Deemed dividend for exercise price reductions of warrants	$5,951,528	$—
Operating lease right-of-use asset exchanged for lease liability	$740,918	$—
Fair Value of Class G Common Stock Warrants	$—	$2,066,429
Fair Value of Class F Common Stock Warrants	$—	$4,104,680
Fair Value of Class E Common Stock Warrants in connection with the Class D Warrant Inducement	$—	$4,887,683
Incremental fair value of the Class D Common Stock Warrants in connection with the Class D Warrant Inducement	$—	$939,679
Equity issuance costs in connection with the Class D Warrant Inducement included in accounts payable	$—	$25,968
Fair Value of Class D Common Stock Warrants in connection with the February 2024 Public Offering	$—	$6,269,684
Alternative cashless exercise of Class C Common Stock Warrants	$—	$57,589

See accompanying notes to the consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Notes to the Consolidated Financial Statements

1. Organization and Basis of Presentation

Revelation Biosciences, Inc. (collectively with its wholly-owned subsidiary, referred to as “we,” us,” “our,” “Revelation,” or the “Company”) is a clinical-stage life science company that is focused on rebalancing inflammation to optimize health using its proprietary formulation Gemini. We have multiple ongoing programs to evaluate Gemini, including GEM-AKI as a prevention for acute kidney injury (“AKI”) and GEM-CKD as a treatment for chronic kidney disease (“CKD”) (together the “Product Candidates”). The Company was incorporated in the state of Delaware on November 20, 2019 (originally as Petra Acquisition, Inc.) and is based in San Diego, California.

The Company’s common stock and public warrants are listed on the Nasdaq Capital Market under the symbols “REVB” and “REVBW”, respectively.

Reverse Stock Splits

On January 28, 2026, the Company effected a reverse stock split of its common stock with a ratio of 1-for-4 (the “2026 Reverse Split”). As a result of the 2026 Reverse Split, every 4 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were outstanding following the 2026 Reverse Split; any fractional shares were rounded up to the nearest whole share. All share numbers included herein have been retroactively adjusted to reflect the 2026 Reverse Split.

On July 7, 2025, the Company effected a reverse stock split of its common stock with a ratio of 1-for-3 (the “July 2025 Reverse Split”). As a result of the July 2025 Reverse Split, every 3 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock. No fractional shares were outstanding following the July 2025 Reverse Split; any fractional shares were rounded up to the next whole share. All share numbers included herein have been retroactively adjusted to reflect the July 2025 Reverse Split.

On January 28, 2025, the Company effected a reverse stock split of its common stock with a ratio of 1-for-16 (the “January 2025 Reverse Split”). As a result of the January 2025 Reverse Split, every 16 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were outstanding following the January 2025 Reverse Split; any fractional shares were rounded down to the nearest whole share. All share numbers included herein have been retroactively adjusted to reflect the January 2025 Reverse Split.

On January 25, 2024, the Company effected a reverse stock split of its common stock with a ratio of 1-for-30 (the “2024 Reverse Split”). As a result of the 2024 Reverse Split, every 30 shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were outstanding following the 2024 Reverse Split; any fractional shares were rounded up to the nearest whole share. All share numbers included herein have been retroactively adjusted to reflect the 2024 Reverse Split.

In connection with each of the reverse stock splits described above, proportionate adjustments were made to all of the then outstanding equity awards and warrants with respect to the number of shares of common stock subject to such award or warrant and the exercise price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plan were proportionately adjusted.

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring losses since its inception, including a net loss of $8.9 million for the year ended December 31, 2025. As of December 31, 2025, the Company had an accumulated deficit of $49.4 million, a stockholders’ equity of $8.9 million and available cash and cash equivalents of $10.7 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for the Product Candidates or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance, which includes $10.7 million as of December 31, 2025, combined with approximately $6.7 million in net proceeds received in January 2026 in connection with a warrant inducement transaction (see Note 12), will be sufficient to sustain operations within one-year after the date that the Company’s audited financial statements for December 31, 2025 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The audited consolidated financial statements for December 31, 2025, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Revelation Biosciences, Inc. and its wholly owned subsidiary. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to conform with the current period presentation format. These reclassifications had no effect on our total assets, total liabilities, or net loss.

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

Leases

The Company determines if an arrangement is a lease at inception. Lease right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, the Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when the Company is reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. The Company has elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. For an operating lease, if the interest rate used to determine the present value of future lease payments is not readily determinable, the Company estimates the incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Stock-based Compensation

The Company recognizes stock-based compensation expense related to stock options, third-party warrants, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) granted, based on the estimated fair value of the stock-based awards on the date of grant. The fair value of employee stock options and third-party warrants are generally determined using the Black-Scholes option-pricing model using various inputs, including estimates of historical volatility, term, risk-free rate, and future dividends. The fair value of RSAs and RSUs is determined based on the Company’s stock price on the date of grant. The grant date fair value of the stock-based awards, which may have graded vesting, is recognized using the straight-line method over the requisite service period of each stock-based award, which is generally the vesting period of the respective stock-based awards. The Company recognizes forfeitures as they occur.

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

The Company believes the carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate their estimated fair values due to the short-term nature of these assets and liabilities. The Company has determined that the measurement of the fair value of the Class C Common Stock Warrants is a Level 3 fair value measurement, for which the Company has historically valued using a Monte-Carlo simulation model for valuation. As of December 31, 2025 and 2024, the Company determined that the fair value of the Class C Common Stock Warrants, which is included in accrued expenses in the consolidated balance sheets, is insignificant.

Warrants

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

The Company accounts for its common stock warrants in accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants as current liabilities if the warrant fails the equity classification criteria. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and revalued at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liabilities within the consolidated statements of operations. Common stock warrants that meet all the criteria for equity classification are recorded as a component of additional paid-in capital.

Basic and Diluted Net Loss per Share

The Company follows the guidance in ASC 260, Earnings per Share (“ASC 260”), which establishes standards regarding the computation of earnings per share. Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In net loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common share equivalents are anti-dilutive and are therefore excluded. The weighted-average number of shares used to compute basic and diluted net loss per share includes shares held in abeyance because there is no consideration required for delivery of the shares and excludes shares of restricted stock that are issued but unvested.

The potential common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	December 31, 2025	December 31, 2024
Common stock warrants	4,338,773	80,040
Stock options	3	5
Total potentially dilutive securities	4,338,776	80,045

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

The Company has one operating segment. The Company’s chief operating decision maker, which is the Chief Executive Officer, manages the Company’s operations for the purposes of allocating resources and evaluating financial performance (see Note 11 for further information).

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740)–Improvements to Income Tax Disclosures (“ASU 2023-09”). The new standard requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The Company adopted this ASU during the year ended December 31, 2025 on a prospective basis. See Note 10.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Deposit on lab equipment	$57,974	$—
Prepaid insurance costs	19,375	17,198
Other prepaid expenses & current assets	33,948	49,501
Total prepaid expenses & other current assets	$111,297	$66,699

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Lab equipment	$117,055	$151,134
Total property and equipment, gross	117,055	151,134
Accumulated depreciation	(98,988)	(94,802)
Total property and equipment, net	$18,067	$56,332

Depreciation expense was $27,058 and $27,923 for the years ended December 31, 2025 and 2024, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024
Accrued payroll and related expenses	$1,187,636	$835,724
Accrued clinical development costs	78,935	41,203
Accrued professional fees	67,986	67,049
Accrued clinical study expenses	30,999	183,824
Accrued other expenses	32,088	2,246
Total accrued expenses	$1,397,644	$1,130,046

4. Commitments and Contingencies

Lease Commitments

The Company leases office space located at 4660 La Jolla Village Dr., Suite 100, San Diego, California, through a month-to-month rental agreement, with monthly rent of $151. Beginning in February 2021, the Company leased 2,140 square feet of laboratory space in San Diego, California (the “Lease”). In December 2024, the Company signed an amendment extending the Lease term until February 28, 2025. The base monthly rent was equal to $5,350, and the Company was required to maintain a security deposit of approximately $6,000. The Lease contained customary default provisions, representations, warranties and covenants. In addition to base rent, the Lease required the Company to pay certain taxes, insurance and operating costs relating to the leased premises. In 2024 upon amending the lease agreement, the Company applied the short-term lease exception as the amendment was less than twelve months. The Lease was classified as an operating lease. Subsequent to the expiration of the Lease, the Company began leasing the same space on a month-to-month basis with monthly rent of $5,350 per month, through December 31, 2025.

In November 2025, the Company entered into a new lease for laboratory and office space (the “Oberlin Lease”), which commenced on December 1, 2025. The Oberlin Lease, which is an operating lease, has a non-cancelable term of three years, with one three-year renewal option at fair market value. The exercise of the renewal option is not recognized as part of the right-of-use asset and lease liability, as the Company did not conclude that the exercise of renewal was reasonably certain to occur. The Oberlin Lease requires base monthly rent of approximately $33,000 which escalates annually by 3%, and contains provisions for free rent periods and an allowance for tenant improvements of up to approximately $54,000. In addition to base rent, the Oberlin Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises, which represent variable lease costs. On the lease commencement date, the Company recognized a right-of-use asset and lease liability of approximately $741,000 on its consolidated balance sheet. As the Oberlin Lease does not provide an implicit rate, the Company used its incremental borrowing rate of 9.5%, which was determined using a set of peer companies’ incremental borrowing rates. As of December 31, 2025, the remaining lease term of the Oberlin Lease was 2.9 years.

A summary of total lease costs relating to the Company’s leases is as follows:

	December 31, 2025	December 31, 2024
Operating lease cost	$24,496	$—
Short-term lease cost	64,200	64,200
Variable lease cost	33,595	36,629
Total lease cost	$122,291	$100,829

Future minimum lease payments under the Oberlin Lease as of December 31, 2025 is as follows:

Year Ended December 31,	Amount
2026	$93,052
2027	406,220
2028	382,583
Total lease payments	$881,855
Less interest	(135,071)
Total lease liability	746,784
Current portion of lease liability	23,013
Lease liability, net of current portion	$723,771

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

5. Financings

February 2024 Public Offering

On February 5, 2024, the Company closed a public offering of 670 shares of its common stock, 6,441 pre-funded warrants (the “Class D Pre-Funded Warrants”) and 2,730,000 warrants to initially purchase up to 14,219 shares of common stock with an initial exercise price of $869.76, which expire on February 5, 2029 (the “Class D Common Stock Warrants”). Net cash proceeds to the Company from the offering were $5.4 million and issuance costs were $0.8 million, including placement agent fees. The shares of common stock issued in the offering and the shares of common stock underlying the Class D Pre-Funded Warrants and the Class D Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-276232), which was declared effective by the SEC on January 31, 2024. During 2024, all of the Class D Pre-Funded Warrants, and certain of the Class D Common Stock Warrants were exercised. See additional discussion below under Class D Warrant Inducement and Common Stock Issuances during the year ended December 31, 2024. Also, see Note 9 for additional information regarding the Class D Common Stock Warrants.

Roth Capital Partners, LLC (“Roth”) was engaged by the Company to act as its exclusive placement agent for the February 2024 Public Offering. The Company paid Roth a cash fee equal to 8.0% of the gross proceeds received by the Company in the public offering, totaling $0.5 million of issuance costs.

Class D Warrant Inducement

On August 21, 2024, the Company entered into warrant exercise inducement offer letters (the “Class D Warrant Inducement”) with certain holders of the Class D Common Stock Warrants exercisable for an aggregate of 13,271 shares of its common stock, at a reduced exercise price of $288.00 per share. In exchange, the Company agreed to issue two Class E Common Stock Warrants for each Class D Common Stock Warrant exercised in the private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. In connection with the Class D Warrant Inducement, the Company paid Roth a cash fee of approximately $0.3 million for its services. The Company received net cash proceeds of approximately $3.5 million, net of issuance costs of $0.3 million. The shares of common stock issued from the exercise of the Class D Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-276232), which was declared effective by the SEC on January 31, 2024. The Class E Common Stock Warrants issued in the private placement were registered on Form S-3 (File No. 333-281909) with the SEC and declared effective on September 12, 2024. In addition, see Note 9 for additional information regarding the Class E Common Stock Warrants.

The Class D Warrant Inducement, which resulted in the issuance of the Class E Common Stock Warrants in exchange for the cash exercise of the Class D Common Stock Warrants and a reduction of the Class D Common Stock Warrants exercise price, was considered a warrant modification under the guidance of ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”). In addition, the warrant modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the warrant modification was to induce the holders of the Class D Common Stock Warrants to cash exercise their warrants, resulting in the imminent exercise of the Class D Common Stock Warrants, which raised equity capital and generated net proceeds for the Company. As the Class D Common Stock Warrants and the Class E Common Stock Warrants were classified as equity instruments before and after the warrant modification, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $0.9 million as an equity issuance cost. The amount of the equity issuance cost recognized for the warrant modification was determined as the incremental fair value of the modified Class D Common Stock Warrants immediately before and after the warrant modification (see Note 9).

Class E Warrant Inducement

On December 3, 2024, the Company entered into warrant exercise inducement offer letters (the “Class E Warrant Inducement”) with certain holders of the Class E Common Stock Warrants exercisable for an aggregate of 21,167 shares of common stock with an exercise price of $192.00 per share. In exchange, the Company agreed to issue Class F Common Stock Warrants exercisable for 21,168 shares of its common stock and Class G Common Stock Warrants exercisable for 31,751 shares of its common stock. The Class E Warrant Inducement was considered a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the Class E Warrant Inducement, the Company agreed to pay Roth a cash fee of $0.3 million for its services, in addition to reimbursement for certain expenses. The Company received net cash proceeds of approximately $3.7 million, net of issuance costs of $0.4 million. The shares of common stock issued from the exercise of the Class E Common Stock Warrants were registered on Form S-3 (File No. 333-281909), which was declared effective by the SEC on September 12, 2024. The Class F Common Stock Warrants and the Class G Common Stock Warrants issued in the private placement were registered on Form S-3 (File No. 333-283764), which was declared effective on December 20, 2024. See Note 9 for additional information regarding the Class F Common Stock Warrants and the Class G Common Stock Warrants.

The Class E Warrant Inducement, which resulted in the issuance of the Class F Common Stock Warrants and the Class G Common Stock Warrants in exchange for the cash exercise of the Class E Common Stock Warrants, was considered a warrant modification under the guidance of ASC 815-40. In addition, the warrant modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the warrant modification was to induce the holders of the Class E Common Stock Warrants to cash exercise their warrants, resulting in the imminent exercise of the Class E Common Stock Warrants, which raised equity capital and generated net proceeds for the Company. As the Class E Common Stock Warrants, the Class F Common Stock Warrants, and Class G Common Stock Warrants were classified as equity instruments before and after the warrant modification, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $6.2 million as an equity issuance cost. The amount of the equity issuance cost recognized for the warrant modification was determined as the incremental fair value of the modified Class E Common Stock Warrants immediately before and after the warrant modification (see Note 9).

2025 Public Offering

On May 29, 2025, the Company closed a public offering of 56,250 shares of its common stock, 247,084 pre-funded warrants to purchase shares of common stock with an exercise price of $0.0012 which did not have an expiration date (the “Class H Pre-Funded Warrants”) and 14,560,000 warrants to purchase 1,213,334 shares of common stock with an initial exercise price of $13.20 which expire on June 24, 2030 (the “Class H Common Stock Warrants”), at a combined offering price of $13.20 per share of common stock and associated Class H Common Stock Warrants, or $13.19 per Class H Pre-Funded Warrant and associated Class H Common Stock Warrants (the “May 2025 Public Offering”). Net cash proceeds to the Company from the offering were $3.4 million. The shares of common stock issued, the shares of common stock underlying the Class H Pre-Funded Warrants and the shares of common stock underlying the Class H Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-287423), as amended, that was declared effective by the SEC on May 28, 2025. During 2025 all of the Class H Pre-Funded Warrants and certain of the Class H Common Stock Warrants were exercised. See additional discussion below under Class H Warrant Inducement and Common Stock Issuances during the year ended December 31, 2025. See Note 9 for additional information regarding the Class H Common Stock Warrants.

Roth was engaged by the Company to act as its exclusive placement agent for the May 2025 Public Offering. The Company paid Roth a cash fee equal to 8.0% of the gross proceeds received by the Company in the May 2025 Public Offering, totaling $0.3 million.

The May 2025 Public Offering triggered the down-round feature of the Class C Common Stock Warrants, the Class D Common Stock Warrants, and the Class G Common Stock Warrants, resulting in a reduction in the exercise price of these warrants. In accordance with ASC 260, the Company recorded a deemed dividend of approximately $3.2 million related to the price reset of the Class G Common Stock Warrants, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision (see Note 9).

Class H Warrant Inducement

On September 10, 2025, the Company entered into warrant exercise inducement offer letters (the “Class H Warrant Inducement”) with certain holders of 13,065,000 Class H Common Stock Warrants exercisable for an aggregate of 1,088,750 shares of its common stock, at an exercise price of $6.60 per share. In exchange, the Company agreed to issue 3,266,250 Class I Common Stock Warrants. The Class H Warrant Inducement was considered a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the Class H Warrant Inducement, the Company paid Roth a cash fee of approximately $0.8 million for its services. The Company received net cash proceeds of approximately $8.7 million, which is net of issuance costs of approximately $0.9 million. The shares of common stock issued from the exercise of the Class H Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-287423), which was declared effective by the SEC on May 28, 2025. The Class I Common Stock Warrants offered in the private placement were registered on Form S-3 (File No. 333-290309) with the SEC and was declared effective on September 30, 2025. See Note 9 for additional information regarding the Class I Common Stock Warrants.

The Class H Warrant Inducement, which resulted in the issuance of the Class I Common Stock Warrants in exchange for the cash exercise of the Class H Common Stock Warrants, is considered a modification of the Class H Warrants under the guidance of ASC 815-40. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders of the Class H Common Stock Warrants to cash exercise their warrants, resulting in the imminent exercise of the Class H Common Stock Warrants, which raised equity capital and generated net proceeds for the Company. As the Class H Warrants and the Class I Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $0.1 million as an equity issuance cost. The amount of the equity issuance cost recognized for the warrant modification was determined as the incremental fair value of the modified Class H Common Stock Warrants immediately before and after the warrant modification (see Note 9).

Upon close of the transaction, the Company issued 230,750 of the 1,088,751 shares of common stock that were issuable upon exercise of the Class H Warrants. Due to the beneficial ownership limitation provisions in the inducement offer letters, the remaining 858,001 shares were initially unissued, and held in abeyance for the benefit of the warrant holders until notice from the warrant holders that the shares may be issued in compliance with such limitation is received. During 2025, 669,834 of these abeyance shares were issued and 188,167 shares remain held in abeyance as of December 31, 2025.

The Class H Warrant Inducement triggered the down-round feature of the Class C Common Stock Warrants, the Class D Common Stock Warrants, the Class G Common Stock Warrants, and the remaining Class H Common Stock Warrants, resulting in a reset of the exercise prices of those warrants. In accordance with ASC 260, the Company recorded a deemed dividend of approximately $2.8 million related to the price reset of the Class D, Class G, and Class H Common Stock Warrants, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision (see Note 9).

6. Preferred Stock

The Company is authorized under its articles of incorporation, as amended, to issue up to 5,000,000 shares of preferred stock, which may be issued as designated by the Board of Directors without stockholder approval. As of December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

7. Common Stock

The Company is authorized under its articles of incorporation, as amended, to issue up to 500,000,000 shares of common stock, par value $0.001 per share.

Common Stock Issuances during the year ended December 31, 2024

On January 29, 2024, the Company issued 18 shares of common stock for alternative cashless exercises of Class C Common Stock Warrants.

On February 5, 2024, the Company issued 670 shares of its common stock in connection with the February 2024 Public Offering. The Company received net cash proceeds of $5.4 million.

In February 2024, the Company issued 6,441 shares of common stock in connection the cash exercise of the Class D Pre-Funded Warrants issued in connection with the February 2024 Public Offering, for cash proceeds of $127.

On June 11, 2024, the Company issued 55 shares of its common stock to a third party consultant for services provided totaling $25,000.

On August 22, 2024, the Company issued 526 shares of common stock for a cash exercise of Class D Common Stock Warrants for which the Company received total net cash proceeds of $0.2 million.

During August and September 2024, the Company issued 13,271 shares of common stock in connection with the Class D Warrant Inducement for net cash proceeds of $3.5 million (see Note 5).

During December 2024, in connection with the Class E Warrant Inducement, the Company issued an aggregate of 21,174 shares of common stock for net cash proceeds of $3.7 million (see Note 5).

Common Stock Issuance during the year ended December 31, 2025

During 2025 the Company issued 42,336 shares of common stock for alternative cashless exercises of Class F Common Stock Warrants.

During 2025 the Company issued 252,937 shares of common stock for RSA grants to employees, directors, and a consultant.

On May 29, 2025, the Company issued 56,250 shares of common stock in connection with the May 2025 Public Offering, for which the Company received net cash proceeds of $3.4 million.

Between May 29, 2025 and June 3, 2025 the Company issued 247,084 shares of common stock for cash exercises of pre-funded common stock warrants issued in the May 2025 Public Offering for cash proceeds of $297.

During July 2025, the Company issued 41,250 shares of common stock for cash exercises of Class H Common Stock Warrants, for which the Company received net proceeds of $363,000.

The Company received net cash proceeds of $8.7 million, which is net of $0.9 million of issuance costs, in connection with the Class H Warrant Inducement, in which an aggregate of 1,088,751 shares of common stock will be issued. As of December 31, 2025, 900,584 of these shares were issued and the remaining 188,167 shares are being held in abeyance (see Note 5).

As of December 31, 2025 and December 31, 2024, 1,583,969 and 43,526 shares of common stock were issued and outstanding, respectively. As of December 31, 2025, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
Public Warrants	53	53
Class A Common Stock Warrants	13	13
Class A Common Stock Placement Agent Warrants	2	2
Class B Common Stock Warrants	42	42
Class B Common Stock Placement Agent Warrants	3	3
Class C Common Stock Warrants	41	41
Class D Common Stock Warrants	422	422
Class E Common Stock Warrants	5,376	5,376
Class F Common Stock Warrants	—	42,336
Class G Common Stock Warrants	983,236	31,751
Class H Common Stock Warrants (1)	271,501	—
Class I Common Stock Warrants	3,266,250	—
Rollover Warrants	1	1
Rollover RSU awards outstanding	—	2
Stock options outstanding	3	5
Shares reserved for issuance	4,526,943	80,047
Shares available for future stock grants under the 2021 Equity Incentive Plan	323,208	846
Total common stock reserved for issuance	4,850,151	80,893

(1)	Includes 188,167 shares of common stock issuable in connection with the Class H Warrant Inducement that were held in abeyance as of December 31, 2025.

8. Stock-Based Compensation

2021 Equity Incentive Plan

In January 2022, the Board of Directors and the Company’s stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Board of Directors. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest immediately, within one or within four years and have a term of 10 years. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased on the first day of each quarter by 10% of the aggregate number of fully diluted shares of our common stock from the first day of the preceding fiscal quarter to the first day of the current fiscal quarter or such lesser number as determined by our board of directors (the “Evergreen Feature”). As of December 31, 2025, the number of shares of common stock approved for issuance under the 2021 Plan is 576,148 shares.

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

As of December 31, 2025, there were 323,208 shares available for future grants under the 2021 Plan.

Restricted Stock Units

As of December 31, 2024, the Company had a total of 2 Rollover restricted stock unit (“RSU”) awards for shares of common stock outstanding. During 2025, the Company issued 2 shares of common stock for 2 Rollover RSUs. As of December 31, 2025, there are no Rollover RSU awards outstanding.

Restricted Stock Awards

On February 11, 2025, there were 4,888 RSAs granted to employees and the Board of Directors, which had a fair value of $0.2 million based on the Company’s stock price on the date of grant. The awards were granted from shares available under the 2021 Plan, with 4,813 shares fully vested on the date of grant and the remaining 75 shares vesting on February 11, 2026.

On October 28, 2025, there were 248,049 RSAs granted to employees, the Board of Directors, and a consultant, which had a fair value of $1.3 million based on the Company’s stock price on the date of grant. The awards were granted from shares available under the 2021 Plan, with 199,215 shares vesting quarterly over one year, and the remaining 48,834 shares vesting on January 28, 2026.

The activity related to RSAs during the year ended December 31, 2025 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	—	$—
Granted	252,937	6.15
Forfeited / cancelled	—	—
Vested	(4,813)	46.44
Nonvested at December 31, 2025	248,124	$5.29

Stock Options

The Company has granted stock options in prior years, all of which are fully vested as of December 31, 2025 and 2024. There were no stock options granted during 2025 and 2024 and there were 2 stock options cancelled during 2025. As of December 31, 2025 and 2024, the Company had 3 and 5 stock options outstanding and exercisable, respectively, which have an exercise price of $6,684. As of December 31, 2025, the weighted average remaining contractual term of the outstanding options is 7.3 years. There was no unrecognized compensation expense related to the outstanding stock options as of December 31, 2025.

Stock-Based Compensation Expense

For the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense for the periods indicated as follows:

	Year Ended December 31,
	2025	2024
General and administrative:
RSA awards	$436,584	$—
RSU awards	-	97,077
Stock options	-	58,857
General and administrative stock-based compensation expense	436,584	155,934
Research and development:
RSA awards	158,784	—
RSU awards	-	7,759
Stock options	-	5,157
Research and development stock-based compensation expense	158,784	12,916
Total stock-based compensation expense	$595,368	$168,850

As of December 31, 2025, there was approximately $1.0 million of unrecognized stock-based compensation expense related to RSA grants, which is expected to be recognized over a weighted-average period of 0.77 years.

9. Warrants

Class C Common Stock Warrants

As of December 31, 2025, the Company has 232,360 outstanding Class C Common Stock Warrants to purchase up to 41 shares of common stock with an exercise price of $6.20, which expire on February 14, 2028. The Class C Common Stock Warrants, which were issued in 2023, are treated as a liability due to an alternative cashless exercise provision that precludes the Class C Common Stock Warrants from being considered indexed to the Company’s stock. As of December 31, 2025 and 2024, the fair value of the Class C Common Stock Warrants, which is included in accrued expenses in the consolidated balances sheets, was insignificant.

Class D Common Stock Warrants

As of December 31, 2025, the Company had Class D Common Stock Warrants outstanding to purchase up to 422 shares of common stock with an exercise price of $6.20, which were issued in connection with the February 2024 Public Offering (see Note 5). The warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right and expire on February 5, 2029. The Class D Common Stock Warrants, which are classified as equity instruments, were valued on the issuance date in the aggregate at $6.3 million and included in the issuance costs of the offering.

The fair value of the Class D Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected term (years)	5.00
Risk-free interest rate	4.20%
Expected dividend yield	0.0%

As a result of exercise price adjustments triggered by the reverse stock split on January 28, 2025, the exercise price of the Class D Common Stock Warrants was reset from $192.00 to $45.12. The exercise price was further reset to $13.20 on May 29, 2025 due to the down-round provision triggered by instruments sold in the May 2025 Public Offering (see Note 5). Additionally, the exercise price was reset to $8.80 as a result of exercise price adjustments triggered by the reverse stock split on July 7, 2025, and then reset to $6.20 on September 10, 2025, as a result of the down-round provision triggered by instruments sold in the Class H Warrant Inducement (see Note 5). During 2024, the exercise price of the Class D Common Stock Warrants was reset as a result of common stock issued to a third party consultant in June 2024 from $869.76 to $458.88 and then again by the Class D Warrant Inducement in August 2024 from $458.88 to $192.00. The impact of the down-round triggers for the Class D Common Stock Warrants during 2025 and 2024 were not significant to the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024.

Class E Common Stock Warrants

On August 22, 2024, in connection with the Class D Warrant Inducement (see Note 5), the Company issued Class E Common Stock Warrants to purchase up to 26,543 shares of common stock at an exercise price of $192.00 per share. The Class E Common Stock Warrants were exercisable immediately upon issuance, provide for a cash or cashless exercise right, and expire on August 22, 2029. The Class E Common Stock Warrants, which are classified as equity instruments, were valued on the issuance date in the aggregate at $4.9 million and included in the issuance costs of the warrant inducement.

The fair value of the Class E Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	95%
Expected term (years)	5.00
Risk-free interest rate	3.77%
Expected dividend yield	0.0%

In connection with the Class E Warrant Inducement (see Note 5), 21,167 of the Class E Common Stock Warrants were exercised. As of December 31, 2025, there are 5,376 Class E Common Stock Warrants outstanding to purchase 5,376 shares of common stock.

Class F Common Stock Warrants

On December 3, 2024, in connection with the Class E Warrant Inducement (see Note 5), the Company issued Class F Common Stock Warrants to purchase up to 21,168 shares of common stock at an initial exercise price of $192.00 per share. The Class F Common Stock Warrants were exercisable for a period of two years from January 17, 2025, which was the date of stockholder approval. The Class F Warrants had an alternative cashless exercise provision that allowed the holder to receive two shares of common stock without payment of the exercise price. The Class F Common Stock Warrants, which were classified as equity instruments, were valued on the issuance date based on the alternative cashless exercise provision at $4.1 million, which was included in the issuance costs of the Class E Warrant Inducement. During the year ended December 31, 2025, the Company received alternative cashless exercise notices for all of its Class F Common Stock Warrants, resulting in the issuance of 42,336 shares of common stock. As of December 31, 2025, there are no Class F Common Stock Warrants outstanding.

Class G Common Stock Warrants

On December 3, 2024, in connection with the Class E Warrant Inducement (see Note 5), the Company issued Class G Common Stock Warrants to purchase up to 31,751 shares of common stock at an initial exercise price of $192.00 per share. The Class G Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily volume weighted average price (“VWAP”) during the period commencing five trading days preceding the event and ending after five trading days commencing on the date of the event is less than the exercise price of the Class G Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. Upon any adjustment to the exercise price of the Class G Common Stock Warrants, the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate proceeds will remain unchanged. The Class G Common Stock Warrants are exercisable for a period of five years from January 17, 2025, which was the date of stockholder approval. The Class G Common Stock Warrants, which are classified as equity instruments, were valued on the issuance date in the aggregate at $2.1 million, which was included in the issuance costs of the Class E Warrant Inducement.

The fair value of the Class G Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	100%
Expected term (years)	5.00
Risk-free interest rate	4.38%
Expected dividend yield	0.0%

The reverse stock split on January 28, 2025 triggered an exercise price adjustment per the terms of the Class G Common Stock Warrants, which resulted in a reduction to the exercise price from $192.00 to $45.12 and a simultaneous increase in the number of shares issuable upon exercise from 31,751 shares to 135,122 shares.

On May 29, 2025 as a result of the down-round provision in the Class G Common Stock Warrants triggered by instruments sold in the May 2025 Public Offering (see Note 5), the exercise price of the Class G Common Stock Warrants was reset to $13.20 per share, and there was a proportional increase in the shares of common stock underlying the Class G Common Stock Warrants to 461,818 shares. The Company recorded a related deemed dividend of approximately $3.2 million during the year ended December 31, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $45.12 per share and an exercise price of $13.20 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying consolidated balance sheet.

The fair values of the Class G Common Stock Warrants on May 29, 2025, with an exercise price of $45.12 per share and $13.20 per share were $8.48 per warrant share and $9.36 per warrant share, respectively, and were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	4.64
Risk-free interest rate	4.00%
Expected dividend yield	0.0%

As a result of the exercise price adjustment triggered by the reverse stock split on July 7, 2025, the exercise price was reset to $8.80 and the number of shares of common stock underlying the Class G Common Stock Warrants was proportionally increased from 461,818 shares to 692,735 shares.

On September 10, 2025, as a result of the down-round provision in the Class G Common Stock Warrants triggered by instruments sold in the Class H Warrant Inducement (see Note 5), the exercise price of the Class G Common Stock Warrants was reset to $6.20 per share, and there was a corresponding increase in the number of shares of common stock underlying the Class G Common Stock Warrants to 983,236 shares. The Company recorded a related deemed dividend of approximately $2.8 million during the year ended December 31, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $8.80 per share and an exercise price of $6.20 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying consolidated balance sheet.

The fair values of the Class G Common Stock Warrants on September 10, 2025, with an exercise price of $8.80 per share and $6.20 per share were $8.96 per warrant share and $9.12 per warrant share, respectively, and was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	155%
Expected term (years)	4.36
Risk-free interest rate	3.53%
Expected dividend yield	0.0%

Class H Common Stock Warrants

On May 29, 2025 in connection with the May 2025 Public Offering (see Note 5), the Company issued Class H Common Stock Warrants to purchase up to 1,213,334 shares of common stock at an initial exercise price of $13.20 per share. The Class H Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily VWAP during the period commencing five trading days immediately preceding and five trading dates immediately following the date of the event is less than the exercise price of the Class H Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. The Class H Common Stock Warrants are exercisable for a period of five years from June 23, 2025, which was the date of shareholder approval. The Class H Common Stock Warrants, which are classified as equity instruments, were valued on the issuance date in the aggregate at $11.5 million, which was included in the issuance costs of the offering.

The fair value of the Class H Common Stock Warrants upon issuance were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	5.00
Risk-free interest rate	4.00%
Expected dividend yield	0.0%

As a result of exercise price adjustments triggered by the reverse stock split on July 7, 2025, the exercise price of the Class H Common Stock Warrants was reset to $8.80.

On September 10, 2025, as a result of the down-round provision in the Class H Common Stock Warrants triggered by instruments sold in the Class H Warrant Inducement (see Note 5), the Class H Common Stock Warrants were reset to an exercise price of $6.20 per warrant. The Company recorded a related deemed dividend of approximately $13,000 during the year ended December 31, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $8.80 per share and an exercise price of $6.20 per share, which resulted in a fair value of $8.96 per warrant share and $9.12 per warrant share, respectively.

As of December 31, 2025, there are 1,000,000 Class H Common Stock Warrants outstanding to purchase 83,334 shares of common stock.

Class I Common Stock Warrants

On September 11, 2025, in connection with the Class H Warrant Inducement (see Note 5), the Company issued 3,266,250 Class I Common Stock Warrants to purchase up to 3,266,250 shares of common stock at an initial exercise price of $8.80 per share. The Class I Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily VWAP during the period commencing five trading days immediately preceding and five trading dates immediately following the date of the event is less than the exercise price of the Class I Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. The Class I Common Stock Warrants are exercisable for a period of five years from the date of shareholder approval. The Class I Common Stock Warrants, which are classified as equity instruments, were valued on the issuance date in the aggregate at $23.7 million, which was included in the issuance costs of the Class H Warrant Inducement.

The fair value of the Class I Common Stock Warrants upon issuance were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	5.00
Risk-free interest rate	3.59%
Expected dividend yield	0.0%

As of December 31, 2025, there are 3,266,250 Class I Common Stock Warrants outstanding to purchase 3,266,250 shares of common stock. Subsequent to December 31, 2025, 2,136,251 of these warrants were exercised in connection with the January 2026 Warrant Inducement (see Note 12).

10. Income Taxes

The Company did not record a provision for income taxes for the years ended December 31, 2025 and December 31, 2024 due to a full valuation allowance against its deferred tax assets. In 2025 and 2024, all of the Company’s net losses were generated in the United States.

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
Federal tax statutory rate	$(1,871,866)	21.0%
State and local income tax, net of federal income tax effect	—	—
Tax credits	(233,792)	2.6
Change in valuation allowance	1,918,597	(21.5)
Other:
Tax effect of equity instrument cancellations	185,153	(2.1)
Non-taxable change in fair value of warrant liability	1,908	-
Effective tax rate	$—	— %

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate for the year ended December 31, 2024 is as follows:

Year Ended December 31,
2024
Federal tax statutory rate	21.0%
State tax, net of federal benefit	7.2
Non-taxable change in fair value of warrant liability	0.2
Research and development credits	0.5
Change in valuation allowance	(28.9)
Effective tax rate	— %

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2025	2024
Net operating loss carryforwards	$14,378,580	$10,949,394
Research and development credits	780,109	446,160
Capitalized research and development costs	1,028,069	2,122,632
Capitalized start-up costs	923,170	922,340
Other, net	451,237	478,830
Total gross deferred tax assets	17,561,165	14,919,356
Valuation allowance	(17,561,165)	(14,919,356)
Net deferred tax assets	$—	$—

As of December 31, 2025 and 2024, a full valuation allowance of approximately $17.6 million and $14.9 million, respectively, was established against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $2.6 million and $4.4 million in 2025 and 2024, respectively, due to the increase in the deferred tax assets by the same amount; primarily due to net operating loss carryforwards.

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $49.8 million and $57.3 million, respectively. As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $36.4 million and $48.5 million, respectively. Federal net operating losses carryforward indefinitely. State net operating loss carryforwards will begin to expire in 2026.

The Company had estimated federal research and development credit carryforwards of $0.3 million and $0.1 million as of December 31, 2025 and 2024, respectively. The federal research tax credit carryforwards will begin to expire in 2040. The Company had estimated state research and development credit carryforwards of $0.6 million and $0.4 million as of December 31, 2025 and 2024, respectively. The California state credits carryforward indefinitely.

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBA did not result in any material adjustments to our total income tax provision for the year ended December 31, 2025.

The Company did not pay any income tax or receive any income tax refunds for either federal or state jurisdictions during the year ended December 31, 2025.

No liability is recorded on the financial statements related to uncertain tax positions. There are no unrecognized tax benefits as of December 31, 2025 and 2024. The Company does not expect that uncertain tax benefits will materially change in the next 12 months.

The Company’s policy is to record estimated interest and penalties related to uncertain tax benefits as income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

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

The CODM assesses the performance of the Company and decides how to allocate resources on a consolidated basis. The Company’s measure of segment profit or loss is consolidated net loss. The measure of segment assets that is reviewed by the CODM is reported within the Consolidated Balance Sheets as consolidated Total assets. The CODM uses consolidated net loss to monitor period-over-period results and decides where to allocate and invest additional resources within the business to continue growth. The following is a summary of the significant expense categories and consolidated net loss details provided to the CODM:

	Year Ended December 31,
	2025	2024
Segment operating expenses:
Research and development:
GEM-AKI and GEM-CKD clinical study expenses	$(2,227,649)	$(1,681,731)
Manufacturing expenses	—	(390,022)
Other program expenses(1)	(74,812)	(77,679)
Other expenses(2)	(168,536)	(172,369)
Personnel expenses (including stock-based compensation)	(1,592,860)	(1,227,195)
General and administrative	(5,006,957)	(4,426,113)
Change in fair value of warrant liability	2,158	81,441
Other income (expense), net(3)	155,007	(7,144,868)
Net loss	$(8,913,649)	$(15,038,536)

(1)
Other program expenses include pre-clinical costs and clinical preparation costs primarily for programs GEM-AKI and GEM-CKD.
(2)
Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(3)
Other income (expense) net includes interest income from our cash balances in savings accounts and foreign currency transaction gains and losses. In 2024 this also included LifeSci judgment expense, reimbursement of costs, clinical trial related settlement expenses with A-IR Clinical Research Ltd., and deferred underwriting commissions.

12. Subsequent Event

2021 Equity Plan Stock Increase

On January 1, 2026, the number of shares of common stock approved to be issued under the 2021 Plan increased to 600,953 shares as per the Evergreen Feature in the 2021 Plan.

Restricted Stock Units Granted

On January 8, 2026, there were an aggregate of 249,779 RSUs granted to employees and members of the Board of Directors. The RSUs were granted from shares available under the 2021 Plan and either vest quarterly over one year from the date of grant or vest quarterly over two years from the grant date. The awards had a fair value of $0.9 million, based on the Company’s stock price on the date of grant.

In addition, on January 8, 2026, the Company issued an inducement grant to a new non-executive employee of 22,500 RSUs. These inducement awards, which were granted outside of the 2021 Plan in accordance with Nasdaq Listing Rule 5635(c)(4), vest over two years in equal quarterly installments subject to the employee’s continued service. The awards had a fair value of $0.1 million, based on the Company’s stock price on the date of grant.

Class I Warrant Inducement

On January 23, 2026, the Company entered into warrant inducement offer letters with two holders of 2,136,251 Class I Common Stock Warrants, exercisable for 2,136,251 shares of common stock with an exercise price of $8.80 per share of common stock. Pursuant to the warrant inducement offer letters, the holders agreed to the immediate cash exercise of their 2,136,251 Class I Common Stock Warrants to purchase an aggregate of 2,136,251 shares of the Company’s common stock at an exercise price of $3.44 per share, and the Company’s agreement to issue 4,272,500 Class J Common Stock Warrants exercisable for a total of up to 4,272,500 shares of common stock, at an exercise price of $3.44. The Company received net proceeds of approximately $6.7 million from the warrant exercises.

Abeyance Shares

In January 2026, the remaining 188,167 shares of common stock that were held in abeyance as of December 31, 2025, related to the Class H Warrant Inducement, were released to the holders (see Notes 5 and 9).

January 2026 Reverse Stock Split

On January 28, 2026, the Company effected a 1-for-4 reverse stock split of its common stock.

The January 28, 2026 reverse stock split triggered exercise price adjustments for certain of the Company’s outstanding common stock warrants, resulting in an adjustment to the exercise prices of the Class C Common Stock Warrants, Class D Common Stock Warrants, Class G Common Stock Warrants, Class H Common Stock Warrants, and Class I Common Stock Warrants exercise from $6.20 to $1.78. The number of shares underlying the Class G Common Stock Warrants was also adjusted from 983,236 shares to 3,424,753 shares.