Form 10-Q
period 2026-03-31
REVELATION BIOSCIENCES, INC.
filed 2026-05-07
CIK 1810560

Classr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39603

REVELATION BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3898466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4660 La Jolla Village Drive, Suite 100, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 800-3717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	REVB	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for a 1/201,600th share of common stock at an exercise price of $2,318,400.00 per share	REVBW	The Nasdaq Stock Market LLC

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

As of May 4, 2026, the registrant had 3,908,420 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$14,113,415	$10,700,331
Prepaid expenses and other current assets	92,620	111,297
Total current assets	14,206,035	10,811,628
Property and equipment, net	140,717	18,067
Operating lease right-of-use asset	666,589	722,288
Other assets	30,941	30,941
Total assets	$15,044,282	$11,582,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828,203	$577,501
Accrued expenses	468,082	1,397,644
Operating lease liability	120,861	23,013
Total current liabilities	1,417,146	1,998,158
Operating lease liability, net of current portion	638,183	723,771
Total liabilities	2,055,329	2,721,929
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Common Stock, $0.001 par value; 500,000,000 shares authorized; 3,908,420 and 1,583,969 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3,908	1,584
Additional paid-in-capital	65,413,383	58,278,698
Accumulated deficit	(52,428,338)	(49,419,287)
Total stockholders’ equity	12,988,953	8,860,995
Total liabilities and stockholders’ equity	$15,044,282	$11,582,924

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$1,376,861	$858,830
General and administrative	1,715,639	1,236,157
Total operating expenses	3,092,500	2,094,987
Loss from operations	(3,092,500)	(2,094,987)
Other income (expense):
Change in fair value of warrant liability	—	1,417
Other income (expense), net	83,449	42,485
Total other income (expense), net	83,449	43,902
Net loss	$(3,009,051)	$(2,051,085)

Deemed dividends	(5,681,616)	—
Net loss attributable to common stockholders	(8,690,667)	(2,051,085)
Net loss per share, basic and diluted	$(2.71)	$(25.34)
Weighted-average shares used to compute net loss per share, basic and diluted	3,207,720	80,943

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	43,526	$44	$45,213,976	$(40,505,638)	$4,708,382
Alternative cashless exercise of Class F Common Stock Warrants	31,918	32	(32)	—	—
Issuance of RSAs	4,888	5	(5)	—	—
Stock-based compensation expense	—	—	223,455	—	223,455
Net loss	—	—	—	(2,051,085)	(2,051,085)
Balance as of March 31, 2025	80,332	$81	$45,437,394	$(42,556,723)	$2,880,752

Balance at December 31, 2025	1,583,969	$1,584	$58,278,698	$(49,419,287)	$8,860,995
Shares released from abeyance	188,200	188	(188)	—	—
Class I Warrant Inducement exercises	2,136,251	2,136	6,663,876	—	6,666,012
Stock-based compensation expense	—	—	470,997	—	470,997
Net loss	—	—	—	(3,009,051)	(3,009,051)
Balance as of March 31, 2026	3,908,420	$3,908	$65,413,383	$(52,428,338)	$12,988,953

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,009,051)	$(2,051,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	470,997	223,455
Non-cash lease expense	55,699	—
Depreciation expense	7,203	7,221
Disposal of lab supplies	—	6,721
Change in fair value of warrant liability	—	(1,417)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39,297)	(156,571)
Accounts payable	216,900	(158,563)
Accrued expenses	(929,562)	(664,168)
Operating lease liability	12,260	—
Net cash used in operating activities	(3,214,851)	(2,794,407)
Cash flows from investing activities:
Purchase of property and equipment	(71,879)	—
Net cash used in investing activities	(71,879)	—
Cash flows from financing activities:
Proceeds from Warrant Inducement exercises, net	6,699,814	—
Net cash provided by financing activities	6,699,814	—
Net (decrease) increase in cash and cash equivalents	3,413,084	(2,794,407)
Cash and cash equivalents at beginning of period	10,700,331	6,499,018
Cash and cash equivalents at end of period	$14,113,415	$3,704,611

Supplemental disclosure of non-cash investing and financing activities:
Issuance of abeyance shares	$188	$—
Purchases of property and equipment reclassified from prepaid expenses and other current assets	$57,974	$—
Fair value of Class J Common Stock Warrants in connection with the Class I Warrant Inducement	$9,860,930	$—
Incremental fair value of the Class I Common Stock Warrants in connection with the Class I Warrant Inducement	$318,301	$—
Equity issuance costs in connection with the Class I Warrant Inducement included in accounts payable	$33,802	$—
Deemed dividend for exercise price reductions of warrants	$5,681,616	$—
Alternative cashless exercise of Class F Common Stock Warrants	$—	$3,094,680

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Revelation Biosciences, Inc. (collectively with its wholly-owned subsidiary, referred to as “we,” “us,” “our,” “Revelation,” or the “Company”) is a clinical-stage life science company developing innovative solutions to treat acute and chronic disease. We are developing a pipeline of potential high-value products based on Gemini. Gemini is our proprietary formulation of PHAD, an established TLR4 agonist that can stimulate the human body’s innate immune response to prevent and treat disease. Our current Gemini programs consist of: GEM-AKI, which is being developed as a potential therapy for the treatment of acute kidney injury (“AKI”); and GEM-CKD, which is being developed as a potential therapy for the treatment of chronic kidney disease (“CKD”) (together the “Product Candidates”). The Company was incorporated in the state of Delaware on November 20, 2019 (originally as Petra Acquisition, Inc.) and is based in San Diego, California.

The Company’s common stock and public warrants are listed on the Nasdaq Capital Market under the symbols “REVB” and “REVBW”, respectively.

Reverse Stock Split

On January 28, 2026, the Company effected the approved 1-for-4 reverse stock split of our shares of common stock (the “2026 Reverse Split”). No fractional shares were outstanding following the 2026 Reverse Split; any fractional shares were rounded up to the nearest whole share.

On July 7, 2025, the Company effected the approved 1-for-3 reverse stock split of our shares of common stock (the “July 2025 Reverse Split”). No fractional shares were outstanding following the July 2025 Reverse Split; any fractional shares were rounded up to the next whole share.

On January 28, 2025, the Company effected the approved 1-for-16 reverse stock split of our shares of common stock (the “January 2025 Reverse Split”). No fractional shares were outstanding following the January 2025 Reverse Split; any fractional shares were rounded down to the nearest whole share.

Unless specifically provided otherwise herein, the share and per share information that follows in this Quarterly Report, reflects the effect of the reverse stock splits described above.

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring losses since its inception, including a net loss of $3.0 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had an accumulated deficit of $52.4 million, a stockholders’ equity of $13.0 million and available cash and cash equivalents of $14.1 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for the Product Candidates or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that the Company’s unaudited condensed financial statements for March 31, 2026 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for March 31, 2026, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the accounts of Revelation Biosciences, Inc. and its wholly owned subsidiary. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2025 and for the year ended December 31, 2025 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2026 are unaudited. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025 included on Form 10-K, as filed with the SEC on February 26, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited balance sheet at December 31, 2025 contained in the above referenced Form 10-K.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2026, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Selected significant accounting policies are discussed in further detail below:

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

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In net loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded. The weighted-average number of shares used to compute basic and diluted net loss per share includes shares held in abeyance because there is no consideration required for delivery of the shares and shares underlying vested restricted stock units for which the shares have not been issued, and excludes shares of restricted stock that are issued but unvested.

The potential common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	March 31, 2026	March 31, 2025
Common stock warrants	8,916,541	151,492
Stock options	3	6
Restricted stock units	265,672	-
Total potentially dilutive securities	9,182,216	151,498

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

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

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid insurance costs	$9,475	$19,375
Other prepaid expenses & current assets	83,145	33,948
Deposit on lab equipment	—	57,974
Total prepaid expenses & current assets	$92,620	$111,297

Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Lab equipment	$246,908	$117,055
Total property and equipment, gross	246,908	117,055
Accumulated depreciation	(106,191)	(98,988)
Total property and equipment, net	$140,717	$18,067

Depreciation expense was $7,203 and $7,221 for the three months ended March 31, 2026 and 2025, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accrued payroll and related expenses	$255,915	$1,187,636
Accrued clinical development costs	160,064	78,935
Accrued professional fees	32,650	67,986
Accrued clinical study expenses	10,910	30,999
Accrued other expenses	8,543	32,088
Total accrued expenses	$468,082	$1,397,644

4. Commitments and Contingencies

Lease Commitments

In November 2025, the Company entered into a new lease for laboratory and office space (the “Oberlin Lease”), which commenced on December 1, 2025. The Oberlin Lease, which is an operating lease, has a non-cancelable term of three years, with one three-year renewal option at fair market value. The Oberlin Lease requires base monthly rent of approximately $33,000 which escalates annually by 3%, and contains provisions for free rent periods and an allowance for tenant improvements of up to approximately $54,000. In addition to base rent, the Oberlin Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises, which represent variable lease costs. On the lease commencement date, the Company recognized a right-of-use asset and lease liability of approximately $741,000 on its consolidated balance sheet. As of March 31, 2026, the remaining lease term of the Oberlin Lease was 2.7 years.

The Company also leases office space located in San Diego, California, through a month-to-month rental agreement, with monthly rent of $151. During the year ended December 31, 2025, the Company leased laboratory space on a month-to-month basis with monthly rent equal to $5,350. That lease was terminated effective December 31, 2025.

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

5. Financings

2025 Public Offering

On May 29, 2025, the Company closed a public offering of 56,250 shares of its common stock, 247,084 pre-funded warrants to purchase shares of common stock with an exercise price of $0.0012 which did not have an expiration date (the “Class H Pre-Funded Warrant”) and 14,560,000 warrants to purchase 1,213,334 shares of common stock with an initial exercise price of $13.20 which expire on June 24, 2030 (the “Class H Common Stock Warrants”), at a combined offering price of $13.20 per share of common stock and associated Class H Common Stock Warrants, or $13.19 per Class H Pre-Funded Warrant and associated Class H Common Stock Warrants (the “May 2025 Public Offering”). Net cash proceeds to the Company from the offering were $3.4 million. The shares of common stock issued, the shares of common stock underlying the Class H Pre-Funded Warrants and the shares of common stock underlying the Class H Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-287423), as amended, that was declared effective by the SEC on May 28, 2025. During 2025, all of the Class H Pre-Funded Warrants and certain of the Class H Common Stock Warrants were exercised. See additional discussion below under Class H Warrant Inducement and Common Stock Issuances during the year ended December 31, 2025 (See Note 9).

Roth Capital Partners, LLC (“Roth”) was engaged by the Company to act as its exclusive placement agent for the May 2025 Public Offering. The Company paid Roth a cash fee equal to 8.0% of the gross proceeds received by the Company in the May 2025 Public Offering, totaling $0.3 million.

The May 2025 Public Offering triggered the down-round feature of the Class C Common Stock Warrants, the Class D Common Stock Warrants, and the Class G Common Stock Warrants, resulting in a reduction in the exercise price of these warrants. In accordance with ASC 260, the Company recorded a deemed dividend of approximately $3.2 million related to the price reset of the Class G Common Stock Warrants during 2025 (see Note 9).

Class H Warrant Inducement

On September 10, 2025, the Company entered into warrant exercise inducement offer letters (the “Class H Warrant Inducement”) with certain holders of 13,065,000 Class H Common Stock Warrants exercisable for an aggregate of 1,088,751 shares of its common stock, at an exercise price of $6.60 per share. In exchange, the Company agreed to issue 3,266,250 Class I Common Stock Warrants. The Class H Warrant Inducement was considered a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the Class H Warrant Inducement, the Company paid Roth a cash fee of approximately $0.8 million for its services. The Company received net cash proceeds of approximately $8.7 million, which is net of issuance costs of approximately $0.9 million. The shares of common stock issued from the exercise of the Class H Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-287423), which was declared effective by the SEC on May 28, 2025. The Class I Common Stock Warrants offered in the private placement were registered on Form S-3 (File No. 333-290309) with the SEC and was declared effective on September 30, 2025 (See Note 9).

The Class H Warrant Inducement, which resulted in the issuance of the Class I Common Stock Warrants in exchange for the cash exercise of the Class H Common Stock Warrants, is considered a modification of the Class H Warrants under the guidance of ASC 815-40. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders of the Class H Common Stock Warrants to cash exercise their warrants, resulting in the imminent exercise of the Class H Common Stock Warrants, which raised equity capital and generated net proceeds for the Company. As the Class H Common Stock Warrants and the Class I Common Stock Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $0.1 million as an equity issuance cost. The amount of the equity issuance cost recognized for the warrant modification was determined at the incremental fair value of the modified Class H Common Stock Warrants immediately before and after the warrant modification (see Note 9).

Due to the beneficial ownership limitation provisions in the inducement offer letters, certain of the shares were initially unissued, and held in abeyance for the benefit of the warrant holders, until notice from the warrant holders that the shares may be issued in compliance with such limitation is received. As of December 31, 2025, there were 188,200 shares held in abeyance related to the Class H Warrant Inducement that were released during the three months ended March 31, 2026, resulting in no abeyance shares outstanding as of March 31, 2026.

The Class H Warrant Inducement triggered the down-round feature of the Class C Common Stock Warrants, the Class D Common Stock Warrants, the Class G Common Stock Warrants, and the remaining Class H Common Stock Warrants, resulting in a reset of the exercise prices of those warrants. In accordance with ASC 260, the Company recorded a deemed dividend of approximately $2.8 million related to the price reset of the Class D, Class G, and Class H Common Stock Warrants during 2025 (see Note 9).

Class I Warrant Inducement

On January 23, 2026, the Company entered into warrant exercise inducement offer letters (the “Class I Warrant Inducement”) with two holders of 2,136,251 Class I Common Stock Warrants, exercisable for 2,136,251 shares of common stock, at an exercise price of $8.80 per share. Pursuant to the warrant inducement offer letters, the holders agreed to the immediate cash exercise of their 2,136,251 Class I Common Stock Warrants to purchase an aggregate of 2,136,251 shares of the Company’s common stock at a reduced exercise price of $3.44 per share, and the Company’s agreement to issue 4,272,500 Class J Common Stock Warrants exercisable for a total of up to 4,272,500 shares of common stock, at an exercise price of $3.44. The Class I Warrant Inducement was considered a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the Class I Warrant Inducement, the Company paid Roth a cash fee of approximately $0.6 million for its services. The Company received net proceeds of approximately $6.7 million from the warrant exercises, which is net of issuance costs of approximately $0.7 million. The shares of common stock issued from the exercise of the Class I Common Stock Warrants were registered with the SEC on Form S-3 (File No. 333-290309), which was declared effective by the SEC on September 30, 2025. The Class J Common Stock Warrants offered in the private placement were registered on Form S-3 (File No. 333-293078) with the SEC and was declared effective on February 11, 2026.

The Class I Warrant Inducement, which resulted in the issuance of the Class J Common Stock Warrants in exchange for the cash exercise of the Class I Common Stock Warrants, is considered a modification of the Class I Warrants under the guidance of ASC 815-40. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders of the Class I Common Stock Warrants to cash exercise their warrants, resulting in the imminent exercise of the Class I Common Stock Warrants, which raised equity capital and generated net proceeds for the Company of approximately $6.7 million. As the Class I Common Stock Warrants and the Class J Common Stock Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $0.3 million as an equity issuance cost. The amount of the equity issuance cost recognized for the warrant modification was determined at the incremental fair value of the modified Class I Common Stock Warrants immediately before and after the warrant modification.

The Class I Warrant Inducement triggered the down-round feature of the Class C Common Stock Warrants, the Class D Common Stock Warrants, the Class G Common Stock Warrants, the Class H Common Stock Warrants, and the Class I Common Stock Warrants, resulting in a reset of the exercise prices of those warrants. In accordance with ASC 260, the Company recorded a deemed dividend of approximately $5.7 million related to the price reset of the Class D, Class G, Class H, and Class I Common Stock Warrants during the three months ended March 31, 2026 (see Note 9).

6. Preferred Stock

The Company is authorized under its articles of incorporation, as amended, to issue up to 5,000,000 shares of preferred stock, which may be issued as designated by the Board of Directors without stockholder approval. As of March 31, 2026, there were no shares of preferred stock issued and outstanding.

7. Common Stock

The Company is authorized under its articles of incorporation, as amended, to issue up to 500,000,000 shares of common stock, par value $0.001 per share.

Common Stock Issuances during the year ended December 31, 2025

During January, March, and August 2025, the Company issued 42,336 shares of common stock for alternative cashless exercises of Class F Common Stock Warrants.

During February and October 2025, the Company issued 252,937 shares of common stock for RSA grants to employees, directors, and a consultant.

During May 2025, the Company issued 56,250 shares of common stock in connection with the May 2025 Public Offering, for which the Company received net cash proceeds of $3.4 million.

During May and June 2025, the Company issued 247,084 shares of common stock for cash exercises of pre-funded common stock warrants issued in the May 2025 Public Offering for cash proceeds of $297.

During July 2025, the Company issued 41,250 shares of common stock for cash exercises of Class H Common Stock Warrants, for which the Company received net proceeds of $363,000.

Between September and December 2025, the Company issued 1,088,751 shares of common stock in connection with the Class H Warrant Inducement, for net cash proceeds of $8.7 million.

Common Stock Issuances during the three months ended March 31, 2026

During January 2026, the Company released from abeyance 188,200 shares of common stock.

During January 2026, the Company issued 2,136,251 shares of common stock in connection with the Class I Warrant Inducement, for net cash proceeds of $6.7 million.

As of March 31, 2026 and December 31, 2025, 3,908,420 and 1,583,969 shares of common stock were issued and outstanding, respectively. As of March 31, 2026, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	March 31, 2026	March 31, 2025
Common Stock Warrants	8,916,541	151,492
RSU awards outstanding(1)	268,485	—
Stock options outstanding	3	6
Rollover RSU awards outstanding	—	2
Shares reserved for issuance	9,185,029	151,500
Shares available for future stock grants under the 2021 Equity Incentive Plan	102,028	8,157
Total common stock reserved for issuance	9,287,057	159,657

(1) Includes 2,813 shares of common stock underlying restricted stock units that vested during the three months ended March 31, 2026 for which the underlying shares of common stock were not issued as of March 31, 2026.

8. Stock-Based Compensation

2021 Equity Incentive Plan

In January 2022, the Board of Directors and the Company’s stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Board of Directors. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest immediately, within one or within four years. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased on the first day of each quarter by 10% of the aggregate number of fully diluted shares of our common stock from the last day of the preceding quarter to the first day of the current quarter or such lesser number as determined by our board of directors (the “Evergreen”). As of March 31, 2026, the number of shares of common stock approved for issuance under the 2021 Plan is 600,953 shares.

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

Restricted Stock Units

On January 8, 2026, there were an aggregate of 249,779 restricted stock units (“RSUs”) granted to employees and members of the Board of Directors. The RSUs were granted from shares available under the 2021 Plan and either vest quarterly over one year from the grant date or vest quarterly over two years from the grant date. The awards had a fair value of $0.9 million, based on the Company’s stock price on the date of grant.

In addition, on January 8, 2026, the Company issued an inducement grant to a new non-executive employee of 22,500 RSUs. This inducement award, granted outside of the 2021 Plan, was unregistered at the time of issuance, but was subsequently registered in April 2026. These RSUs vest over two years in equal quarterly installments subject to the employee’s continued service. These RSUs had a fair value of $0.1 million, based on the Company’s stock price on the date of grant.

The activity related to RSUs during the three months ended March 31, 2026 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	—	$—
Granted	272,279	3.60
Forfeited / cancelled	(3,794)	3.60
Vested	(2,813)	3.60
Nonvested at March 31, 2026	265,672	$3.60

Restricted Stock Awards

On February 11, 2025, there were 4,888 restricted stock awards (“RSAs”) granted to employees and members of the Board of Directors, which had a fair value of $0.2 million based on the Company’s stock price on the date of grant. The awards were granted from shares available under the 2021 Plan, with 4,813 shares fully vested on the date of grant and the remaining 75 shares vested on February 11, 2026.

On October 28, 2025, there were 248,049 RSAs granted to employees, the Board of Directors, and a consultant, which had a fair value of $1.3 million based on the Company’s stock price on the date of grant. The awards were granted from shares available under the 2021 Plan, with 49,880 shares that vest over one quarter and 199,215 shares that will vest quarterly over one year. A total of 98,639 shares had vested as of March 31, 2026.

The activity related to RSAs during the three months ended March 31, 2026 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	248,124	$5.29
Granted	—	—
Forfeited / cancelled	—	—
Vested	(98,714)	5.39
Nonvested at March 31, 2026	149,410	$5.36

Stock-Based Compensation Expense

For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense for the periods indicated as follows:

	Three Months Ended March 31,
	2026	2025
General and administrative:
RSA awards	$290,854	$189,348
RSU awards	106,423	—
General and administrative stock-based compensation expense	397,277	189,348
Research and development:
RSA awards	54,358	34,107
RSU awards	19,362	—
Research and development stock-based compensation expense	73,720	34,107
Total stock-based compensation expense	$470,997	$223,455

As of March 31, 2026, there was approximately $0.8 million of unrecognized stock-based compensation expense related to RSU grants, which is expected to be recognized over approximately 1.7 years, and approximately $0.6 million of unrecognized stock-based compensation expense related to RSA grants, which is expected to be recognized over approximately 0.6 years.

9. Warrants

Common Stock Warrants Outstanding

The following table summarizes the Company's outstanding and exercisable common stock warrants as of March 31, 2026:

Common Stock Warrants	Classification	Shares of Common Stock Underlying Outstanding Warrants	Exercise Price	Expiration Date
Public Warrants	Equity-classified	53	$2,318,400.00	1/10/2027
Rollover Warrants	Equity-classified	1	540,848.73	1/31/2027
Class A Common Stock Warrants	Equity-classified	13	663,264.00	7/25/2027
Class A Placement Agent Common Stock Warrants	Equity-classified	2	663,264.00	7/25/2027
Class B Common Stock Warrants	Equity-classified	42	120,960.00	7/28/2027
Class B Placement Agent Common Stock Warrants	Equity-classified	3	151,200.00	7/25/2027
Class C Common Stock Warrants	Liability-classified	41	1.78	2/14/2028
Class D Common Stock Warrants	Equity-classified	422	1.78	2/5/2029
Class E Common Stock Warrants	Equity-classified	5,376	192.00	8/22/2029
Class G Common Stock Warrants	Equity-classified	3,424,753	1.78	1/16/2030
Class H Common Stock Warrants	Equity-classified	83,334	1.78	6/23/2030
Class I Common Stock Warrants	Equity-classified	1,130,001	1.78	12/3/2030
Class J Common Stock Warrants	Equity-classified	4,272,500	1.78	3/18/2031
Total Shares of Common Stock Underlying Outstanding Warrants at March 31, 2026		8,916,541

Class C Common Stock Warrants

The Class C Common Stock Warrants are treated as a liability due to an alternative cashless exercise provision that precludes the Class C Common Stock Warrants from being considered indexed to the Company’s stock. As of March 31, 2026 and December 31, 2025, the fair value of the Class C Common Stock Warrants was insignificant.

Class D Common Stock Warrants

As a result of an exercise price adjustment triggered by the reverse stock split on January 28, 2025, the exercise price of the Class D Common Stock Warrants was reset from $192.00 to $45.12. The exercise price was further reset to $13.20 on May 29, 2025 due to the down-round provision triggered by instruments sold in the May 2025 Public Offering (see Note 5). Additionally, the exercise price was reset to $8.80 as a result of the exercise price adjustment triggered by the reverse stock split on July 7, 2025, and then reset to $6.20 on September 10, 2025, as a result of the down-round provision triggered by instruments sold in the Class H Warrant Inducement (see Note 5). The impact of the down-round triggers for the Class D Common Stock Warrants during 2025 was not significant.

During the three months ended March 31, 2026, the exercise price of the Class D Common Stock Warrants was reset from $6.20 to $1.90 as a result of the down-round provision triggered by instruments sold in the Class I Warrant Inducement on January 23, 2026 (see Note 5), and again on January 28, 2026 to $1.78 as a result of the exercise price adjustment triggered by the 2026 Reverse Split. The impact of the down-round price adjustment for the Class D Common Stock Warrants was not significant to the Company’s condensed consolidated financial statements for the three months ended March 31, 2026.

Class G Common Stock Warrants

The reverse stock split on January 28, 2025 triggered an exercise price adjustment per the terms of the Class G Common Stock Warrants, which resulted in a reduction to the exercise price from $192.00 to $45.12 and a proportional increase in the number of shares issuable upon exercise from 31,751 shares to 135,122 shares.

On May 29, 2025 as a result of the down-round provision in the Class G Common Stock Warrants triggered by instruments sold in the May 2025 Public Offering (see Note 5), the exercise price of the Class G Common Stock Warrants was reset to $13.20 per share, and there was a proportional increase in the shares of common stock underlying the Class G Common Stock Warrants to 461,818 shares. The Company recorded a related deemed dividend of approximately $3.2 million during the year ended December 31, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $45.12 per share and an exercise price of $13.20 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital.

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

On September 10, 2025, as a result of the down-round provision in the Class G Common Stock Warrants triggered by instruments sold in the Class H Warrant Inducement (see Note 5), the exercise price of the Class G Common Stock Warrants was reset to $6.20 per share, and there was a corresponding increase in the number of shares of common stock underlying the Class G Common Stock Warrants to 983,236 shares. The Company recorded a related deemed dividend of approximately $2.8 million during the year ended December 31, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $8.80 per share and an exercise price of $6.20 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital.

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

The exercise price of the Class G Common Stock Warrants was reset from $6.20 to $1.90 on January 23, 2026, as a result of the down-round provision triggered by the instruments sold in the Class I Warrant Inducement (see Note 5), and there was a proportional increase in the shares of common stock underlying the Class G Common Stock Warrants from 983,236 shares to 3,203,565 shares. The Company recorded a related deemed dividend of approximately $5.4 million during the three months ended March 31, 2026, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $6.20 per share and an exercise price of $1.90 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in addition paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying condensed consolidated balance sheet.

The fair values of the Class G Common Stock Warrants on January 23, 2026, with an exercise price of $6.20 per share and $1.90 per share were $2.20 per warrant share and $2.37 per warrant share, respectively, and was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	162%
Expected term (years)	3.98
Risk-free interest rate	3.76%
Expected dividend yield	0.0%

Additionally, the 2026 Reverse Split on January 28, 2026 triggered an exercise price adjustment per the terms of the Class G Common Stock Warrants, which resulted in a reduction to the exercise price from $1.90 to $1.78, and a proportional increase in the shares of common stock underlying the Class G Common Stock Warrants to 3,424,753 shares.

Class H Common Stock Warrants

On May 29, 2025 in connection with the May 2025 Public Offering (see Note 5), the Company issued Class H Common Stock Warrants to purchase up to 1,213,334 shares of common stock. The Class H Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily VWAP during the period commencing five trading days immediately preceding and five trading dates immediately following the date of the event is less than the exercise price of the Class H Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. The Class H Common Stock Warrants were valued on the issuance date in the aggregate at $11.5 million, which was included in the issuance costs of the May 2025 Public Offering. The fair value of the Class H Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	5.00
Risk-free interest rate	4.00%
Expected dividend yield	0.0%

As a result of exercise price adjustments triggered by the reverse stock split on July 7, 2025, the exercise price of the Class H Common Stock Warrants was reset from $13.20 to $8.80.

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

The exercise price of the Class H Common Stock Warrants was reset from $6.20 to $1.90 on January 23, 2026 as a result of the down-round provision triggered by the instruments sold in the Class I Warrant Inducement (see Note 5). The Company recorded a related deemed dividend of approximately $13,000 during the three months ended March 31, 2026, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $6.20 per share and an exercise price of $1.90 per share, which resulted in a fair value of $2.22 per warrant share and $2.38 per warrant share, respectively.

Additionally, the 2026 Reverse Split on January 28, 2026 triggered an exercise price adjustment per the terms of the Class H Common Stock Warrants, which resulted in a reduction to the exercise price from $1.90 to $1.78.

Class I Common Stock Warrants

On September 11, 2025 in connection with the Class H Warrant Inducement (see Note 5), the Company issued Class I Common Stock Warrants to purchase up to 3,266,252 shares of common stock at an initial exercise price of $8.80 per share. The Class I Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily VWAP during the period commencing five trading days immediately preceding and five trading dates immediately following the date of the event is less than the exercise price of the Class I Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. The Class I Common Stock Warrants are exercisable for a period of five years from December 3, 2025, which was the date of shareholder approval. The Class I Common Stock Warrants were valued on the issuance date in the aggregate at $23.7 million, which was included in the issuance costs of the Class H Warrant Inducement. The fair value of the Class I Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	5.00
Risk-free interest rate	3.59%
Expected dividend yield	0.0%

On January 23, 2026, in connection with the Class I Warrant Inducement, there were 2,136,251 Class I Common Stock Warrants that were exercised for 2,136,251 shares of common stock (see Note 5). The exercise price of the remaining 1,130,001 Class I Common Stock Warrants was reset from $8.80 to $1.90 as a result of the down-round provision triggered by the instruments sold in the Class I Warrant Inducement. The Company recorded a related deemed dividend of approximately $0.2 million during the three months ended March 31, 2026, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $8.80 per share and an exercise price of $1.90 per share, which resulted in a fair value of $2.16 per warrant share and $2.38 per warrant share, respectively. This was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	149%
Expected term (years)	4.86
Risk-free interest rate	3.84%
Expected dividend yield	0.0%

The 2026 Reverse Split on January 28, 2026 also triggered an exercise price adjustment per the terms of the Class I Common Stock Warrants, which resulted in a reduction to the exercise price from $1.90 to $1.78.

Class J Common Stock Warrants

On January 23, 2026 in connection with the Class I Warrant Inducement (see Note 5), the Company issued Class J Common Stock Warrants to purchase up to 4,272,500 shares of common stock at an initial exercise price of $3.44 per share. The Class J Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily VWAP during the period commencing five trading days immediately preceding and five trading dates immediately following the date of the event is less than the exercise price of the Class J Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. The Class J Common Stock Warrants were valued on the issuance date in the aggregate at $9.9 million, which was included in the issuance costs of the Class I Warrant Inducement. The fair value of the Class J Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	5.00
Risk-free interest rate	3.84%
Expected dividend yield	0.0%

Additionally, the 2026 Reverse Split on January 28, 2026 triggered an exercise price adjustment per the terms of the Class J Common Stock Warrants, which resulted in a reduction to the exercise price from $3.44 to $1.78.

10. Income Taxes

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax loss and other comprehensive loss. The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2026 and 2025, respectively.

The Company incurred taxable losses in 2025 and projects further taxable losses for 2026. The Company did not record a benefit from income taxes because, based on evidence involving its ability to realize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets.

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

	Three Months Ended March 31,
	2026	2025
Segment operating expenses:
Research and development:
GEM-AKI program expenses	$(304,223)	$(235,289)
GEM-CKD program expenses	(67,123)	(235,289)
GEM-AKI manufacturing expenses	(314,304)	—
Other expenses(1)	(179,588)	(23,613)
Personnel expenses (including stock-based compensation)	(511,623)	(364,639)
General and administrative	(1,715,639)	(1,236,157)
Change in fair value of warrant liability	—	1,417
Other income (expense), net(2)	83,449	42,485
Net loss	$(3,009,051)	$(2,051,085)

(1)	Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(2)	Interest income from our cash balances in savings accounts and foreign currency transaction gains and losses.

12. Subsequent Events

2026 Equity Inducement Plan

On April 5, 2026, the Board of Directors of the Company adopted the Revelation Biosciences, Inc. 2026 Equity Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of stock options, restricted stock awards, restricted stock units, and other stock based awards. The Inducement Plan is intended to be used exclusively for grants of equity awards to new employees as an inducement material to entering into employment with the Company. The maximum number of shares of common stock reserved for issuance under the Inducement Plan is 750,000 shares of the Company’s Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited financial statements and the notes included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, the Company’s Form 10-K for the fiscal year ended December 31, 2025 and in the Company’s registration statements filed under the Securities Act of 1933, as amended, particularly under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary” sections.

Overview

Revelation is a clinical-stage life science company developing innovative solutions to treat acute and chronic disease. We are developing a pipeline of potential high-value products based on Gemini. Gemini is our proprietary formulation of PHAD, an established TLR4 agonist that can stimulate the human body’s innate immune response to prevent and treat disease. Our current Gemini programs consist of: GEM-AKI, which is being developed as a potential therapy for the treatment of acute kidney injury; and GEM-CKD, which is being developed as a potential therapy for the treatment of chronic kidney disease (together the “Product Candidates”).

Since our inception, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of the Product Candidates.

We have funded our operations since our inception to March 31, 2026 through the issuance and sale of our capital stock, from which we have raised net proceeds of $75.9 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one-year after the date that our unaudited condensed consolidated financial statements for March 31, 2026 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $3.0 million for the three months ended March 31, 2026 and $2.1 million for the three months ended March 31, 2025. As of March 31, 2026 we had an accumulated deficit of $52.4 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

Reverse Stock Splits

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income from our cash balances in savings accounts and foreign currency transaction gains and losses.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$1,376,861	$858,830	$518,031
General and administrative	1,715,639	1,236,157	479,482
Total operating expenses	3,092,500	2,094,987	997,513
Loss from operations	(3,092,500)	(2,094,987)	(997,513)
Total other income (expense), net	83,449	43,902	39,547
Net loss	$(3,009,051)	$(2,051,085)	$(957,966)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
GEM-AKI program expenses	$304,223	$235,289	$68,934
GEM-CKD program expenses	67,123	235,289	(168,166)
GEM-AKI manufacturing expenses	314,304	—	314,304
Other expenses	179,588	23,613	155,975
Personnel expenses (including stock-based compensation)	511,623	364,639	146,984
Total research and development expenses	$1,376,861	$858,830	$518,031

Research and development expenses increased by $0.5 million, from $0.9 million for the three months ended March 31, 2025 to $1.4 million for the three months ended March 31, 2026. The increase was primarily due to increases of $0.1 million in program expenses related to GEM-AKI, $0.3 million in manufacturing expenses related to GEM-AKI, $0.2 million of other expenses related to the new facility, and $0.1 million in personnel expenses, offset by a $0.2 million decrease in program expenses related to GEM-CKD.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, from $1.2 million for the three months ended March 31, 2025 to $1.7 million for the three months ended March 31, 2026. The increase was primarily due to increases of $0.3 million in personnel expenses, including stock-based compensation, and $0.2 million in professional fees and costs related to the new facility lease.

Other Income (Expense), Net

Other income (expense), net, was income of less than $0.1 million for both the three months ended March 31, 2026 and 2025 and related primarily to interest income from our cash balances in savings accounts and foreign currency transaction gains and losses.

Liquidity and Capital Resources

Since our inception to March 31, 2026, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $75.9 million. As of March 31, 2026, we had available cash and cash equivalents of $14.1 million and an accumulated deficit of $52.4 million.

Our use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our Product Candidates or other product candidates. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of product development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $3.0 million for the three months ended March 31, 2026. As of March 31, 2026 we had an accumulated deficit of $52.4 million, a stockholders’ equity of $13.0 million and available cash and cash equivalents of $14.1 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the Product Candidates or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that our unaudited financial statements for March 31, 2026 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for March 31, 2026, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,214,851)	$(2,794,407)
Net cash used in investing activities	(71,879)	—
Net cash provided by financing activities	6,699,814	—
Net (decrease) increase in cash and cash equivalents	$3,413,084	$(2,794,407)

Net Cash Used in Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $3.2 million, which consisted of a net loss of $3.0 million, adjusted for non-cash items of $0.5 million, including stock-based compensation expense, non-cash lease expense and depreciation expense, and a net change of $0.7 million in our net operating assets and liabilities.

During the three months ended March 31, 2025, net cash used in operating activities was $2.8 million, which consisted of a net loss of $2.1 million, adjusted for non-cash items of $0.2 million, including the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense, and a net change of $1.0 million in our net operating assets and liabilities.

Net Cash Used in Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities consisted of the purchase of property and equipment.

During the three months ended March 31, 2025, there was no net cash provided by or used in investing activities.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $6.7 million and was due to net proceeds received from the Class I Warrant Inducement in January 2026.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”). The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using industry experience and other factors; however, actual results could differ materially from these estimates and could have an adverse effect on our consolidated financial statements. As of March 31, 2026, there have been no material changes to our existing critical accounting policies and estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

If Revelation is not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock and public warrants.

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

Nasdaq has proposed, but the SEC has not yet approved, a rule that would require automatic delisting if the market value of a company's listed securities remains below $5 million for 30 consecutive business days. The proposal would eliminate any cure period, preclude any automatic stay of suspension pending an appeal, and result in an immediate trading suspension upon Nasdaq's determination of non-compliance. The SEC has instituted formal proceedings to determine whether to approve or disapprove the proposed rule change, which remains pending as of the date of this filing. If adopted in its current form, this rule could materially increase the risk that our common stock is delisted, which would substantially reduce liquidity and market value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
None.
c)
None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, each of the Company’s directors and executive officers adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Each of the arrangements was entered into on or about January 28, 2026 and provides for the sale by the Company's broker of shares of the Company's common stock issued upon the vesting of restricted stock awards (“RSAs”) and restricted stock units (the “RSUs”), granted under the Company's 2021 Equity Incentive Plan, solely to satisfy tax withholding obligations associated with such vesting. The aggregate number of shares to be sold under each arrangement is not presently determinable, as it depends on the applicable tax withholding rate at the time of each vesting event. Each arrangement will terminate upon the final vesting of the RSAs and RSUs covered thereby, which is scheduled to occur on or before January 8, 2028.

No director or officer adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

Item 6. Exhibits, Financial Statement Schedules.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT	DESCRIPTION
3.1*	Amendment to the Third Amended and Restated Certificate of Incorporation, effective January 28, 2026
10.1(1)	Revelation Biosciences, Inc. 2026 Equity Inducement Plan
10.2(1)	Non-Plan Employee Inducement Restricted Stock Unit Award Agreement between the Registrant and Kyle Chaykowski dated January 8, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Registration Statement on Form S-8 filed on April 15, 2026.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: May 7, 2026	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: May 7, 2026	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)