Form 10-Q
period 2026-06-30
REVELATION BIOSCIENCES, INC.
filed 2026-08-06
CIK 1810560

exex

Classr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39603

REVELATION BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3898466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4660 La Jolla Village Drive, Suite 100, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 800-3717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	REVB	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for a 1/201,600th share of common stock at an exercise price of $2,318,400.00 per share	REVBW	The Nasdaq Stock Market LLC
Series B junior participating preferred purchase rights	N/A	The Nasdaq Stock Market LLC

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

As of August 3, 2026, the registrant had 3,983,416 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$11,482,792	$10,700,331
Prepaid expenses and other current assets	201,724	111,297
Total current assets	11,684,516	10,811,628
Property and equipment, net	172,032	18,067
Operating lease right-of-use asset	610,443	722,288
Other assets	30,941	30,941
Total assets	$12,497,932	$11,582,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$931,093	$577,501
Accrued expenses	759,937	1,397,644
Operating lease liability	189,370	23,013
Total current liabilities	1,880,400	1,998,158
Operating lease liability, net of current portion	550,546	723,771
Total liabilities	2,430,946	2,721,929
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Common Stock, $0.001 par value; 500,000,000 shares authorized; 3,908,420 and 1,583,969 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3,908	1,584
Additional paid-in-capital	65,814,800	58,278,698
Accumulated deficit	(55,751,722)	(49,419,287)
Total stockholders’ equity	10,066,986	8,860,995
Total liabilities and stockholders’ equity	$12,497,932	$11,582,924

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,918,424	$1,317,980	$3,295,285	$2,176,810
General and administrative	1,743,817	1,143,249	3,459,456	2,379,406
Total operating expenses	3,662,241	2,461,229	6,754,741	4,556,216
Loss from operations	(3,662,241)	(2,461,229)	(6,754,741)	(4,556,216)
Other income (expense), net:
Other income (expense), net	338,857	16,803	422,306	59,289
Change in fair value of warrant liability	—	44	—	1,460
Total other income (expense), net	338,857	16,847	422,306	60,749
Net loss	$(3,323,384)	$(2,444,382)	$(6,332,435)	$(4,495,467)

Deemed dividends	—	(3,181,786)	(5,681,616)	(3,181,786)
Net loss attributable to common stockholders	(3,323,384)	(5,626,168)	(12,014,051)	(7,677,253)
Net loss per share, basic and diluted	$(0.87)	$(28.04)	$(3.41)	$(54.39)
Weighted-average shares used to compute net loss per share, basic and diluted	3,829,363	200,668	3,520,259	141,140

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares		Amount	Capital	Deficit	Equity
Balance at December 31, 2024	43,526		$44	$45,213,976	$(40,505,638)	$4,708,382
Alternative cashless exercise of Class F Common Stock Warrants	31,918		32	(32)	—	—
Issuance of RSAs	4,888		5	(5)	—	—
Stock-based compensation expense	—		—	223,455	—	223,455
Net loss	—		—	—	(2,051,085)	(2,051,085)
Balance as of March 31, 2025	80,332		$81	$45,437,394	$(42,556,723)	$2,880,752
Issuance of common stock from the May 2025 Public Offering	56,250		56	3,388,188	—	3,388,244
Class H Pre-funded Warrant exercises	247,084		247	50	—	297
Issuance of common stock for rollover RSU award	1		—	—	—	—
Stock-based compensation expense	—		—	873	—	873
Net loss	—		—	—	(2,444,382)	(2,444,382)
Balance as of June 30, 2025	383,667		$384	$48,826,505	$(45,001,105)	$3,825,784

Balance at December 31, 2025	1,583,969		$1,584	$58,278,698	$(49,419,287)	$8,860,995
Shares released from abeyance	188,200		188	(188)	—	—
Class I Warrant Inducement exercises	2,136,251		2,136	6,663,876	—	6,666,012
Stock-based compensation expense	—		—	470,997	—	470,997
Net loss	—		—	—	(3,009,051)	(3,009,051)
Balance as of March 31, 2026	3,908,420		$3,908	$65,413,383	$(52,428,338)	$12,988,953
Stock-based compensation expense	—		—	401,417	—	401,417
Net loss	—		—	—	(3,323,384)	(3,323,384)
Balance as of June 30, 2026	3,908,420	—	$3,908	$65,814,800	$(55,751,722)	$10,066,986

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,332,435)	$(4,495,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	872,414	224,328
Non-cash lease expense	111,845	—
Depreciation expense	15,516	14,441
Disposal of lab supplies	—	6,721
Change in fair value of warrant liability	—	(1,460)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(148,401)	(119,350)
Accounts payable	353,592	45,273
Accrued expenses	(637,707)	(388,174)
Operating lease liability	(6,868)	—
Net cash used in operating activities	(5,772,044)	(4,713,688)
Cash flows from investing activities:
Purchase of property and equipment	(111,507)	—
Net cash used in investing activities	(111,507)	—
Cash flows from financing activities:
Proceeds from Warrant Inducement exercises, net	6,666,012	—
Proceeds from the May 2025 Public Offering, net	—	3,388,244
Proceeds from Class H Pre-Funded Warrants exercise	—	297
Net cash provided by financing activities	6,666,012	3,388,541
Net increase (decrease) in cash and cash equivalents	782,461	(1,325,147)
Cash and cash equivalents at beginning of period	10,700,331	6,499,018
Cash and cash equivalents at end of period	$11,482,792	$5,173,871

Supplemental disclosure of non-cash investing and financing activities:
Issuance of abeyance shares	$188	$—
Purchases of property and equipment reclassified from prepaid expenses and other current assets	$57,974	$—
Fair value of Class J Common Stock Warrants in connection with the Class I Warrant Inducement	$9,860,930	$—
Incremental fair value of the Class I Common Stock Warrants in connection with the Class I Warrant Inducement	$318,301	$—
Deemed dividend for exercise price reductions of warrants	$5,681,616	$3,181,786
Issuance of Class H Common Stock Warrants in connection with the May 2025 Public Offering	$—	$11,546,080
Alternative cashless exercise of Class F Common Stock Warrants	$—	$3,094,680

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

The Company’s common stock and warrants sold in its initial public offering (“Public Warrants”) are listed on the Nasdaq Capital Market under the symbols “REVB” and “REVBW”, respectively.

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

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring losses since its inception, including a net loss of $6.3 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had an accumulated deficit of $55.8 million, a stockholders’ equity of $10.1 million and available cash and cash equivalents of $11.5 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for the Product Candidates or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that the Company’s unaudited condensed financial statements for June 30, 2026 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for June 30, 2026, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the accounts of Revelation Biosciences, Inc. and its wholly owned subsidiary. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2025 and for the year ended December 31, 2025 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2026 are unaudited. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto included in this Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included on Form 10-K, as filed with the SEC on February 26, 2026.

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2026, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Selected significant accounting policies are discussed in further detail below:

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

The potential common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	June 30, 2026	June 30, 2025
Common stock warrants	8,916,541	1,691,523
Stock options	3	6
Restricted stock units	228,172	-
Total potentially dilutive securities	9,144,716	1,691,529

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

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid insurance costs	$52,748	$19,375
Prepaid professional fees	20,000	-
Other prepaid expenses & current assets	128,976	33,948
Deposit on lab equipment	—	57,974
Total prepaid expenses & current assets	$201,724	$111,297

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Lab equipment	$252,703	$117,055
Furniture & fixtures	$33,833	—
Total property and equipment, gross	286,536	117,055
Accumulated depreciation	(114,504)	(98,988)
Total property and equipment, net	$172,032	$18,067

Depreciation expense was $8,313 and $7,220 for the three months ended June 30, 2026 and 2025, respectively.

Depreciation expense was $15,516 and $14,441 for the six months ended June 30, 2026 and 2025, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accrued payroll and related expenses	$519,627	$1,187,636
Accrued clinical development costs	120,710	78,935
Accrued professional fees	114,902	67,986
Accrued clinical study expenses	4,608	30,999
Accrued other expenses	90	32,088
Total accrued expenses	$759,937	$1,397,644

4. Commitments and Contingencies

Lease Commitments

In November 2025, the Company entered into a new lease for laboratory and office space (the “Oberlin Lease”), which commenced on December 1, 2025. The Oberlin Lease, which is an operating lease, has a non-cancelable term of three years, with one three-year renewal option at fair market value. The Oberlin Lease requires base monthly rent of approximately $33,000 which escalates annually by 3%, and contains provisions for free rent periods and an allowance for tenant improvements of up to approximately $54,000. In addition to base rent, the Oberlin Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises, which represent variable lease costs. On the lease commencement date, the Company recognized a right-of-use asset and lease liability of approximately $741,000 on its consolidated balance sheet. As of June 30, 2026, the remaining lease term of the Oberlin Lease was 2.4 years.

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

5. Financings

2025 Public Offering

On May 29, 2025, the Company closed a public offering of 56,250 shares of its common stock, 247,084 pre-funded warrants to purchase shares of common stock with an exercise price of $0.0012 which did not have an expiration date (the “Class H Pre-Funded Warrant”) and 14,560,000 warrants to purchase 1,213,334 shares of common stock with an initial exercise price of $13.20 which expire on June 23, 2030 (the “Class H Common Stock Warrants”), at a combined offering price of $13.20 per share of common stock and associated Class H Common Stock Warrants, or $13.19 per Class H Pre-Funded Warrant and associated Class H Common Stock Warrants (the “May 2025 Public Offering”). Net cash proceeds to the Company from the offering were $3.4 million. The shares of common stock issued, the shares of common stock underlying the Class H Pre-Funded Warrants and the shares of common stock underlying the Class H Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-287423), as amended, that was declared effective by the SEC on May 28, 2025. During 2025, all of the Class H Pre-Funded Warrants and certain of the Class H Common Stock Warrants were exercised. See additional discussion below under Class H Warrant Inducement and Common Stock Issuances during the year ended December 31, 2025 (See Note 7).

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

Class H Warrant Inducement

On September 10, 2025, the Company entered into warrant exercise inducement offer letters (the “Class H Warrant Inducement”) with certain holders of 13,065,000 Class H Common Stock Warrants exercisable for an aggregate of 1,088,751 shares of its common stock, at an exercise price of $8.80 per share. In exchange, the Company agreed to issue 3,266,252 Class I Common Stock Warrants. The Class H Warrant Inducement was considered a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the Class H Warrant Inducement, the Company paid Roth a cash fee of approximately $0.8 million for its services. The Company received net cash proceeds of approximately $8.7 million, which is net of issuance costs of approximately $0.9 million. The shares of common stock issued from the exercise of the Class H Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-287423), which was declared effective by the SEC on May 28, 2025. The Class I Common Stock Warrants offered in the private placement were registered on Form S-3 (File No. 333-290309) with the SEC and was declared effective on September 30, 2025 (See Note 9).

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

Due to the beneficial ownership limitation provisions in the inducement offer letters, certain of the shares were initially unissued, and held in abeyance for the benefit of the warrant holders, until notice from the warrant holders that the shares may be issued in compliance with such limitation is received. As of December 31, 2025, there were 188,200 shares held in abeyance related to the Class H Warrant Inducement that were released during the six months ended June 30, 2026, resulting in no abeyance shares outstanding as of June 30, 2026.

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

The Class I Warrant Inducement triggered the down-round feature of the Class C Common Stock Warrants, the Class D Common Stock Warrants, the Class G Common Stock Warrants, the Class H Common Stock Warrants, and the Class I Common Stock Warrants, resulting in a reset of the exercise prices of those warrants. In accordance with ASC 260, the Company recorded a deemed dividend of approximately $5.7 million related to the price reset of the Class D, Class G, Class H, and Class I Common Stock Warrants during the six months ended June 30, 2026 (see Note 9).

6. Preferred Stock

The Company is authorized under its certificate of incorporation, as amended, to issue up to 5,000,000 shares of preferred stock, which may be issued as designated by the Board of Directors without stockholder approval.

During July 2026, the Company authorized and issued, in conjunction with a stockholder rights plan, rights relating to a new series of preferred stock (see Note 12).

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

Common Stock Issuances during the six months ended June 30, 2026

During January 2026, the Company released from abeyance 188,200 shares of common stock.

During January 2026, the Company issued 2,136,251 shares of common stock in connection with the Class I Warrant Inducement, for net cash proceeds of $6.7 million.

As of June 30, 2026 and December 31, 2025, 3,908,420 and 1,583,969 shares of common stock were issued and outstanding, respectively. As of June 30, 2026, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	June 30, 2026	June 30, 2025
Common Stock Warrants	8,916,541	1,691,523
RSU awards outstanding(1)	268,485	—
Stock options outstanding	3	6
Rollover RSU awards outstanding	—	1
Shares reserved for issuance	9,185,029	1,691,530
Shares available for future stock grants under the 2021 Equity Incentive Plan	800,282	8,157
Total common stock reserved for issuance	9,985,311	1,699,687

(1) Includes 40,313 shares of common stock underlying restricted stock units that vested during the six months ended June 30, 2026 for which the underlying shares of common stock were not issued as of June 30, 2026.

8. Stock-Based Compensation

2021 Equity Incentive Plan

In January 2022, the Board of Directors and the Company’s stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Board of Directors. The 2021 Plan covers any option, restricted stock award, restricted stock unit, non-employee director award, or other stock-based award, in each case granted to an eligible participant pursuant to the 2021 Plan. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest immediately, or within periods from one to four years, with vesting based on the continued service of eligible participants. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased on the first day of each quarter by 10% of the increase in the aggregate number of fully diluted shares of our common stock from the first day of the preceding quarter to the first day of the current quarter, or such lesser number as determined by our board of directors (the “Evergreen”). As of June 30, 2026, the number of shares of common stock approved for issuance under the 2021 Plan is 1,299,207 shares.

Under the 2021 Plan, stock options and stock appreciation rights are granted at exercise prices determined by the Board of Directors which cannot be less than 100% of the estimated fair market value of the common stock on the grant date. Incentive stock options granted to any stockholders holding 10% or more of the Company's equity cannot be granted with an exercise price of less than 110% of the estimated fair market value of the common stock on the grant date and such options shall not be exercisable after five years from the grant date.

2026 Equity Inducement Plan

In April 2026, the Board of Directors of the Company adopted the Revelation Biosciences, Inc. 2026 Equity Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of stock options, restricted stock awards, restricted stock units, and other stock based awards. The Inducement Plan is intended to be used exclusively for grants of equity awards to new employees as an inducement to entering into employment with the Company. The maximum number of shares of common stock reserved for issuance under the Inducement Plan is 750,000 shares of common stock. As of June 30, 2026, no awards have been granted under the Inducement Plan.

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

The activity related to RSUs during the six months ended June 30, 2026 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	—	$—
Granted	272,279	3.60
Forfeited / cancelled	(3,794)	3.60
Vested	(40,313)	3.60
Nonvested at June 30, 2026	228,172	$3.60

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

On October 28, 2025, there were 248,049 RSAs granted to employees, the Board of Directors, and a consultant, which had a fair value of $1.3 million based on the Company’s stock price on the date of grant. The awards were granted from shares available under the 2021 Plan, with 48,834 shares that vest over one quarter and 199,215 shares that vest quarterly over one year.

The activity related to RSAs during the six months ended June 30, 2026 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	248,124	$5.29
Granted	—	—
Forfeited / cancelled	—	—
Vested	(148,517)	5.38
Nonvested at June 30, 2026	99,607	$5.36

Stock-Based Compensation Expense

For the three and six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative:
RSA awards	$266,504	$582	$557,358	$189,930
RSU awards	113,693	—	220,116	—
General and administrative stock-based compensation expense	380,197	582	777,474	189,930
Research and development:
RSA awards	—	291	54,358	34,398
RSU awards	21,220	—	40,582	—
Research and development stock-based compensation expense	21,220	291	94,940	34,398
Total stock-based compensation expense	$401,417	$873	$872,414	$224,328

As of June 30, 2026, there was approximately $0.7 million of unrecognized stock-based compensation expense related to RSU grants, which is expected to be recognized over approximately 1.4 years, and approximately $0.3 million of unrecognized stock-based compensation expense related to RSA grants, which is expected to be recognized over approximately 0.3 years.

9. Warrants

Common Stock Warrants Outstanding

The following table summarizes the Company's outstanding and exercisable common stock warrants as of June 30, 2026:

Common Stock Warrants	Classification	Shares of Common Stock Underlying Outstanding Warrants	Exercise Price	Expiration Date
Public Warrants	Equity-classified	53	$2,318,400.00	1/10/2027
Rollover Warrants	Equity-classified	1	540,848.73	1/31/2027
Class A Common Stock Warrants	Equity-classified	13	663,264.00	7/25/2027
Class A Placement Agent Common Stock Warrants	Equity-classified	2	663,264.00	7/25/2027
Class B Common Stock Warrants	Equity-classified	42	120,960.00	7/28/2027
Class B Placement Agent Common Stock Warrants	Equity-classified	3	151,200.00	7/25/2027
Class C Common Stock Warrants	Liability-classified	41	1.78	2/14/2028
Class D Common Stock Warrants	Equity-classified	422	1.78	2/5/2029
Class E Common Stock Warrants	Equity-classified	5,376	192.00	8/22/2029
Class G Common Stock Warrants	Equity-classified	3,424,753	1.78	1/16/2030
Class H Common Stock Warrants	Equity-classified	83,334	1.78	6/23/2030
Class I Common Stock Warrants	Equity-classified	1,130,001	1.78	12/3/2030
Class J Common Stock Warrants	Equity-classified	4,272,500	1.78	3/18/2031
Total Shares of Common Stock Underlying Outstanding Warrants at June 30, 2026		8,916,541

Class C Common Stock Warrants

The Class C Common Stock Warrants are treated as a liability due to an alternative cashless exercise provision that precludes the Class C Common Stock Warrants from being considered indexed to the Company’s stock. As of June 30, 2026 and December 31, 2025, the fair value of the Class C Common Stock Warrants was insignificant.

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

The exercise price of the Class D Common Stock Warrants was reset from $6.20 to $1.90 as a result of the down-round provision triggered by instruments sold in the Class I Warrant Inducement on January 23, 2026 (see Note 5), and again on January 28, 2026 to $1.78 as a result of the exercise price adjustment triggered by the 2026 Reverse Split. The impact of the down-round price adjustment for the Class D Common Stock Warrants was not significant to the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2026.

Class G Common Stock Warrants

The reverse stock split on January 28, 2025 triggered an exercise price adjustment per the terms of the Class G Common Stock Warrants, which resulted in a reduction to the exercise price from $192.00 to $45.12 and a proportional increase in the number of shares issuable upon exercise from 31,751 shares to 135,122 shares.

On May 29, 2025 as a result of the down-round provision in the Class G Common Stock Warrants triggered by instruments sold in the May 2025 Public Offering (see Note 5), the exercise price of the Class G Common Stock Warrants was reset to $13.20 per share, and there was a proportional increase in the shares of common stock underlying the Class G Common Stock Warrants to 461,818 shares. The Company recorded a related deemed dividend of approximately $3.2 million during the three and six months ended June 30, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $45.12 per share and an exercise price of $13.20 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital.

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

The exercise price of the Class G Common Stock Warrants was reset from $6.20 to $1.90 on January 23, 2026, as a result of the down-round provision triggered by the instruments sold in the Class I Warrant Inducement (see Note 5), and there was a proportional increase in the shares of common stock underlying the Class G Common Stock Warrants from 983,236 shares to 3,203,565 shares. The Company recorded a related deemed dividend of approximately $5.4 million during the six months ended June 30, 2026, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $6.20 per share and an exercise price of $1.90 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in addition paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying condensed consolidated balance sheet.

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

The exercise price of the Class H Common Stock Warrants was reset from $6.20 to $1.90 on January 23, 2026 as a result of the down-round provision triggered by the instruments sold in the Class I Warrant Inducement (see Note 5). The Company recorded a related deemed dividend of approximately $13,000 during the six months ended June 30, 2026, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $6.20 per share and an exercise price of $1.90 per share, which resulted in a fair value of $2.22 per warrant share and $2.38 per warrant share, respectively.

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

On January 23, 2026, in connection with the Class I Warrant Inducement, there were 2,136,251 Class I Common Stock Warrants that were exercised for 2,136,251 shares of common stock (see Note 5). The exercise price of the remaining 1,130,001 Class I Common Stock Warrants was reset from $8.80 to $1.90 as a result of the down-round provision triggered by the instruments sold in the Class I Warrant Inducement. The Company recorded a related deemed dividend of approximately $0.2 million during the six months ended June 30, 2026, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $8.80 per share and an exercise price of $1.90 per share, which resulted in a fair value of $2.16 per warrant share and $2.38 per warrant share, respectively. This was estimated using the Black-Scholes option pricing model with the following assumptions:

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

10. Income Taxes

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax loss and other comprehensive loss. The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment operating expenses:
Research and development:
GEM-AKI program expenses	$(1,143,314)	$(480,714)	(1,431,082)	$(716,003)
GEM-CKD program expenses	(2,042)	(480,714)	(82,100)	(716,002)
GEM-AKI manufacturing expenses	(224,867)	-	(544,946)	—
Other expenses(1)	(131,578)	(20,570)	(308,912)	(44,183)
Personnel expenses (including stock-based compensation)	(416,623)	(335,982)	(928,245)	(700,622)
General and administrative	(1,743,817)	(1,143,249)	(3,459,456)	(2,379,406)
Change in fair value of warrant liability	—	44	—	1,460
Interest income	82,159	19,672	165,994	47,390
Other income and expenses, net(2)	256,698	(2,869)	256,312	11,899
Net loss	$(3,323,384)	$(2,444,382)	$(6,332,435)	$(4,495,467)

(1)	Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(2)	Consists of foreign currency transaction gains and losses. In 2026, this also includes a Delaware franchise tax refund for overpaid fees.

12. Subsequent Events

Stockholder Rights Plan

During July 2026, the Company amended its certificate of incorporation to adopt a Certificate of Designation of Rights, Preferences, and Privileges of Series B Junior Participating Preferred Stock (“Series B Preferred”), designating 100,000 shares as Series B Preferred, with a par value of $0.001 per share, in conjunction with a stockholders rights plan that was adopted on July 10, 2026, as described below. The Series B Preferred shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. The holders of shares of Series B Preferred and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Company. Subject to the prior and superior right of the holders of any shares of any series of Preferred Stock ranking prior and superior to the shares of Series B Preferred with respect to dividends, the holders of shares of Series B Preferred shall be entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for this purpose, and the Company shall declare a dividend or distribution on the Series B Preferred immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock). Upon any liquidation, dissolution or winding up of the Company, no distribution shall be made to the holders of shares of stock ranking junior to the Series B Preferred unless, prior to the holders of shares of Series B Preferred receiving the greater of (a) $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, and (b) an aggregate amount per share, subject to adjustment, equal to 1,000 times the aggregate amount to be distributed per share to holders of shares of Common Stock plus an amount equal to any accrued and unpaid dividends on such shares of Series B Preferred.

On July 10, 2026, the Board of Directors of the Company adopted a stockholder rights plan and entered into a Rights Agreement (the “Rights Agreement”) with Continental Stock Transfer & Trust Co. Pursuant to the Rights Agreement, the Company declared a dividend of one Series B Preferred purchase right (a “Right”) for each outstanding share of the Company’s common stock, payable to stockholders of record at the close of business on July 21, 2026 (the “Record Date”). The Rights will become exercisable only if a person or a group of affiliated or associated persons has become an “Acquiring Person,” which is defined in the Rights Agreement as a person or group of affiliated or associated persons who acquires or obtains the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock (15% in the case of a person who reports their beneficial ownership on Schedule 13G) without the prior approval of the Board of Directors. In that case, each holder of a Right will be entitled to purchase one one-thousandth of a share of the Company’s Series B Preferred at a price of $20, subject to adjustment. The Rights are not exercisable until the Distribution Date, which is the earlier of (i) ten calendar days after a public announcement that a person has become an Acquiring Person and (ii) ten business days after the commencement of a tender or exchange offer that would result in a person becoming an Acquiring Person. In addition, the Rights Agreement has customary flip-in, flip-over and exchange features, and the Board of Directors may redeem all of the Rights at a price of $0.001 per Right, at any time before a person becomes an Acquiring Person. The Rights expire on the first anniversary of the Rights Agreement unless the Company’s stockholders ratify the Rights Agreement before that date, in which case the Rights expire on the third anniversary of the date of such approval, in each case subject to earlier redemption or exchange.

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

We have funded our operations since our inception to June 30, 2026 through the issuance and sale of our capital stock, from which we have raised net proceeds of $75.9 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one-year after the date that our unaudited condensed consolidated financial statements for June 30, 2026 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $6.3 million for the six months ended June 30, 2026 and $4.5 million for the six months ended June 30, 2025. As of June 30, 2026 we had an accumulated deficit of $55.8 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

Recent Developments

Stockholder Rights Plan

On July 10, 2026, the Board of Directors of the Company adopted a stockholder rights plan and entered into a Rights Agreement (the “Rights Agreement”) with Continental Stock Transfer & Trust Co. Pursuant to the Rights Agreement, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, payable to stockholders of record at the close of business on July 21, 2026 (the “Record Date”). The Rights will become exercisable only if a person or a group of affiliated or associated persons has become an “Acquiring Person,” which is defined in the Rights Agreement as a person or group of affiliated or associated persons who acquires or obtains the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock (15% in the case of a person who reports their beneficial ownership on Schedule 13G) without the prior approval of the Board of Directors. In that case, each holder of a Right will be entitled to purchase one one-thousandth of a share of the Company’s Series B Preferred at a price of $20, subject to adjustment. The Rights are not exercisable until the Distribution Date, which is the earlier of (i) ten calendar days after a public announcement that a person has become an Acquiring Person and (ii) ten business days after the commencement of a tender or exchange offer that would result in a person becoming an Acquiring Person. In addition, the Rights Agreement has customary flip-in, flip-over and exchange features, and the Board of Directors may redeem all of the Rights at a price of $0.001 per Right, at any time before a person becomes an Acquiring Person. The Rights expire on the first anniversary of the Rights Agreement unless the Company’s stockholders ratify the Rights Agreement before that date, in which case the Rights expire on the third anniversary of the date of such approval, in each case subject to earlier redemption or exchange.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income from our cash balances in savings accounts and foreign currency transaction gains and losses, in addition to other gains or losses resulting from transactions that do not relate to our continuing operations, if any.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$1,918,424	$1,317,980	$600,444	$3,295,285	$2,176,810	$1,118,475
General and administrative	1,743,817	1,143,249	600,568	3,459,456	2,379,406	1,080,050
Total operating expenses	3,662,241	2,461,229	1,201,012	6,754,741	4,556,216	2,198,525
Loss from operations	(3,662,241)	(2,461,229)	(1,201,012)	(6,754,741)	(4,556,216)	(2,198,525)
Total other income (expense), net	338,857	16,847	322,010	422,306	60,749	361,557
Net loss	$(3,323,384)	$(2,444,382)	$(879,002)	$(6,332,435)	$(4,495,467)	$(1,836,968)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
GEM-AKI program expenses	$1,143,314	$480,714	$662,600	$1,431,082	$716,003	$715,079
GEM-CKD program expenses	2,042	480,714	(478,672)	$82,100	716,002	(633,902)
GEM-AKI manufacturing expenses	224,867	—	224,867	$544,946	—	544,946
Other expenses	131,578	20,570	111,008	$308,912	44,183	264,729
Personnel expenses (including stock-based compensation)	416,623	335,982	80,641	$928,245	700,622	227,623
Total research and development expenses	$1,918,424	$1,317,980	$600,444	$3,295,285	$2,176,810	$1,118,475

Research and development expenses increased by $0.6 million, from $1.3 million for the three months ended June 30, 2025 to $1.9 million for the three months ended June 30, 2026. The increase was primarily due to increases of $0.7 million in program expenses related to GEM-AKI, $0.2 million in manufacturing expenses related to GEM-AKI, $0.1 million of other expenses related to the new facility, and $0.1 million in personnel expenses, offset by a $0.5 million decrease in program expenses related to GEM-CKD.

Research and development expenses increased by $1.1 million, from $2.2 million for the six months ended June 30, 2025 to $3.3 million for the six months ended June 30, 2026. The increase was primarily due to increases of $0.7 million in program expenses related to GEM-AKI, $0.5 million in manufacturing expenses related to GEM-AKI, $0.3 million of other expenses primarily related to the new facility, and $0.2 million in personnel expenses, offset by a $0.6 million decrease in program expenses related to GEM-CKD.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, from $1.1 million for the three months ended June 30, 2025 to $1.7 million for the three months ended June 30, 2026. The increase was primarily due to increases of $0.5 million in personnel expenses, including stock-based compensation, and $0.1 million in professional fees.

General and administrative expenses increased by $1.1 million, from $2.4 million for the six months ended June 30, 2025 to $3.5 million for the six months ended June 30, 2026. The increase was primarily due to increases of $0.8 million in personnel expenses, including stock-based compensation, and $0.3 million in professional fees and costs related to the new facility lease.

Other Income (Expense), Net

Other income (expense), net, increased by $0.3 million, from $17,000 for the three months ended June 30, 2025 to $0.3 million for the three months ended June 30, 2026. The increase was primarily due to a refund received from the state of Delaware for overpaid franchise fees totaling $0.3 million.

Other income (expense), net, increased by $0.4 million, from $0.1 million for the six months ended June 30, 2025 to $0.4 million for the six months ended June 30, 2026. The increase was primarily due to a refund received from the Delaware Secretary of State for overpaid franchise fees totaling $0.3 million, and an increase of $0.1 million in interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to June 30, 2026, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $75.9 million. As of June 30, 2026, we had available cash and cash equivalents of $11.5 million and an accumulated deficit of $55.8 million.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $6.3 million for the six months ended June 30, 2026. As of June 30, 2026 we had an accumulated deficit of $55.8 million, a stockholders’ equity of $10.1 million and available cash and cash equivalents of $11.5 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the Product Candidates or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that our unaudited financial statements for June 30, 2026 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for June 30, 2026, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,772,044)	$(4,713,688)
Net cash used in investing activities	(111,507)	—
Net cash provided by financing activities	6,666,012	3,388,541
Net increase (decrease) in cash and cash equivalents	$782,461	$(1,325,147)

Net Cash Used in Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $5.8 million, which consisted of a net loss of $6.3 million, adjusted for non-cash items of $1.0 million, including stock-based compensation expense, non-cash lease expense and depreciation expense, and a net change of $0.4 million in our net operating assets and liabilities.

During the six months ended June 30, 2025, net cash used in operating activities was $4.7 million, which consisted of a net loss of $4.5 million, adjusted for non-cash items of $0.2 million, including the change in fair value of the warrant liability, stock-based compensation expense and depreciation expense, and a net change of $0.5 million in our net operating assets and liabilities.

Net Cash Used in Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities consisted of the purchase of property and equipment.

During the six months ended June 30, 2025, there was no net cash provided by or used in investing activities.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $6.7 million and was due to net proceeds received from the Class I Warrant Inducement in January 2026.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements.

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”). The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using industry experience and other factors; however, actual results could differ materially from these estimates and could have an adverse effect on our consolidated financial statements. As of June 30, 2026, there have been no material changes to our existing critical accounting policies and estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

A newly adopted Nasdaq rule could result in the delisting of the Company’s securities.

Revelation’s common stock and Public Warrants are listed on the Nasdaq Capital Market listing tier (“Nasdaq Capital Market”) under the symbols “REVB” and “REVBW,” respectively. In general, if Nasdaq delists the Revelation common stock and Public Warrants from trading on its exchange for failure to meet the listing standards such as the minimum public stockholders equity requirement, minimum bid price, minimum market value of publicly-held shares, for failure to hold an annual stockholders meeting, or any other listing standards, we and our stockholders could face significant material adverse consequences including:

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

On or about July 23, 2026, the SEC allowed a new Nasdaq continued listing rule to come into effect (the “MVLS Rule”) that requires automatic delisting if the market value of a company's listed securities remains below $5 million for 30 consecutive business days. The new MVLS Rule eliminates any cure period, precludes any automatic stay of suspension pending an appeal, and results in an immediate trading suspension upon Nasdaq's determination of non-compliance. Given that the current market value of the Company’s listed securities is below $5 million, the MVLS Rule would result in the delisting of the Company’s securities from Nasdaq should the market value of its listed securities remain below $5 million for 30 consecutive business days. Prior to its implementation, however, the MVLS Rule was automatically stayed pending further action by the SEC. Accordingly, it is currently uncertain when the stay will be lifted, or the MVLS Rule delayed, modified, or set aside. The Company is in active discussions with its financial and legal advisors to address the manner in which it could achieve compliance with the MVLS Rule, if at all, should it be implemented in generally the same form as it had been originally adopted. There can be no assurances, however, that if the stay is lifted and the MVLS Rule goes into effect as originally adopted, the Company’s efforts to avoid delisting will be successful.

We have recently adopted a Rights Agreement that includes terms and conditions that could discourage a takeover or other transaction that stockholders may otherwise consider favorable.

In recognition of the risk that an opportunist acquiror may attempt to take over the Company at a price that does not reflect the full value of the Company’s development pipeline, on July 10, 2026, the Board adopted a stockholder rights plan (the “Rights Plan”) pursuant to which stockholders of record as of the close of business on July 21, 2026 are to receive one preferred share purchase right (each, a “Right”) for each outstanding share of Common Stock they beneficially own. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock (the “Preferred Stock”), of the Company at an exercise price of $20.00, subject to adjustment. Under the Rights Agreement, the Rights will become exercisable if a person or group acquires beneficial ownership of 10% or more of the Company’s outstanding Common Stock (15% for qualifying passive investors that file on Schedule 13G) without the prior approval of the Board, or if a person or group with beneficial ownership of 10% or more at the time the adoption of the Rights Agreement is announced acquires any additional shares of Common Stock, without the prior approval of the Board. In the event that the Rights become exercisable due to such thresholds being triggered or certain other triggers, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock or equivalent securities (including the Common Stock or equivalent securities of an acquiring entity after a change of control upon certain triggers) having a market value at that time equal to twice each Right’s exercise price.

The Board adopted the Rights Agreement to protect the interests of Company stockholders. In general terms, subject to certain enumerated exceptions, it works by imposing significant dilution upon any person or group that acquires beneficial ownership of 10% or more of the shares of Common Stock, or if a person or group with beneficial ownership of 10% or more at the time the adoption of the Rights Agreement is announced acquires any additional shares of Common Stock, without the prior approval of the Board. In general, any person will be deemed to beneficially own any securities (a) as to which such person has any agreement, arrangement or understanding with another person for the purpose of acquiring, holding, voting or disposing of any shares of Common Stock or (b) that are the subject of a derivative transaction or constitute a derivative security. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

The Rights Agreement is similar to agreements adopted by other public companies in comparable circumstances. It is intended to enable all Company stockholders to realize the full value of their investment and to reduce the likelihood that any person or group gains control of the Company through open-market accumulation or other coercive or unfair tactics without paying an appropriate control premium to all stockholders. It is designed to protect stockholders’ interests, by, among others, providing the Board sufficient time to make informed judgments and take actions that are in the best interests of all of the Company’s stockholders and other stakeholders. Nevertheless, the Rights Agreement may be considered to have certain anti-takeover effects, including potentially discouraging a third party from attempting to obtain a substantial position in the Common Stock or seeking to obtain control of the Company and discouraging a takeover attempt that stockholders may consider favorable or that could result in a premium over the market price of the Common Stock. Even in the absence of a takeover attempt, the Rights Agreement may adversely affect the prevailing market price of the Common Stock if it is viewed as discouraging takeover attempts in the future. The Company cannot predict, and no assurances can be given as to, the outcome or timing of any matters relating to the foregoing actions by activist stockholders and its responses thereto or the ultimate effects on its business, liquidity, financial condition, or results of operations.

We will require substantial additional financing to continue our operations, which may not be available on acceptable terms or at all, and any future financing may cause substantial dilution to our stockholders.

Drug development is a lengthy, expensive, and uncertain process. We have incurred significant operating losses since our inception, and we expect to continue to incur substantial net losses for the foreseeable future as we advance our product candidates through preclinical and clinical development, seek regulatory approvals, and build our commercial infrastructure. We do not currently have any products approved for sale, and we do not generate any revenue from product sales. As a result, we are entirely dependent on external financing to fund our operations.

We will require substantial additional capital to continue to operate in accordance with our business plan, including to fund ongoing and planned research and development activities, conduct clinical trials, support regulatory submissions, maintain and expand our intellectual property portfolio, and for working capital and general corporate purposes. The amount and timing of our future funding requirements will depend on many factors, some of which are beyond our control, including the progress, costs, and results of our clinical and preclinical programs; the outcome of regulatory review of our product candidates; the cost and timing of establishing sales and marketing capabilities; and market conditions generally.

We cannot assure you that additional financing will be available when needed or, if available, that it will be available on terms that are acceptable to us. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or eliminate our research and development programs or other operations, which could have a material adverse effect on our business, financial condition, and results of operations.

To the extent we raise additional capital through the issuance of equity or equity-linked securities—including common stock, preferred stock, warrants, or convertible instruments—our existing stockholders will experience dilution. Such dilution may be substantial. In addition, certain of our outstanding securities contain anti-dilution provisions that are triggered by future issuances of equity at prices below the existing conversion or exercise prices. To the extent such provisions are triggered, holders of those securities may have their conversion or exercise prices adjusted to the new offering price, resulting in further dilution to our other stockholders beyond what would otherwise occur. The terms of any future financing may also include covenants or other restrictions that limit our operational flexibility. There can be no assurance that we will be able to obtain the financing necessary to continue our operations on terms acceptable to us, if at all, and our failure to do so could have a material adverse effect on our business and the value of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
None.
c)
None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits, Financial Statement Schedules.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT	DESCRIPTION
10.1(1)	Revelation Biosciences, Inc. 2026 Equity Inducement Plan
10.2*	Form of Restricted Stock Unit Grant Notice under 2026 Equity Inducement Plan
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Registration Statement on Form S-8 filed on April 15, 2026.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: August 6, 2026	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: August 6, 2026	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)