Form 10-Q
period 2026-09-30
REVELATION BIOSCIENCES, INC.
filed 2026-11-05
CIK 1810560

coexex

Classr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39603

REVELATION BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3898466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4660 La Jolla Village Drive, Suite 100, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 800-3717

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	REVB	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for a 1/1,411,200th share of common stock at an exercise price of $16,228,800.00 per share	REVBW	The Nasdaq Stock Market LLC
Series B junior participating preferred purchase rights	N/A	The Nasdaq Stock Market LLC

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

As of November 2, 2026, the registrant had 683,442 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,121,630	$10,700,331
Prepaid expenses and other current assets	146,516	111,297
Total current assets	9,268,146	10,811,628
Property and equipment, net	163,847	18,067
Operating lease right-of-use asset	559,163	722,288
Other assets	30,941	30,941
Total assets	$10,022,097	$11,582,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,066,836	$577,501
Accrued expenses	916,160	1,397,644
Operating lease liability	344,588	23,013
Total current liabilities	2,327,584	1,998,158
Operating lease liability, net of current portion	460,811	723,771
Total liabilities	2,788,395	2,721,929
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Common Stock, $0.001 par value; 500,000,000 shares authorized; 683,442 and 226,330 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	683	226
Additional paid-in-capital	66,300,254	58,280,056
Accumulated deficit	(59,067,235)	(49,419,287)
Total stockholders’ equity	7,233,702	8,860,995
Total liabilities and stockholders’ equity	$10,022,097	$11,582,924

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,512,898	$922,857	$4,808,183	$3,099,667
General and administrative	1,870,678	1,020,154	5,330,134	3,399,559
Total operating expenses	3,383,576	1,943,011	10,138,317	6,499,226
Loss from operations	(3,383,576)	(1,943,011)	(10,138,317)	(6,499,226)
Other income (expense), net:
Other income (expense), net	68,063	35,224	490,369	94,512
Change in fair value of warrant liability	—	611	—	2,071
Total other income (expense), net	68,063	35,835	490,369	96,583
Net loss	$(3,315,513)	$(1,907,176)	$(9,647,948)	$(6,402,643)

Deemed dividends	—	(2,769,742)	(5,681,616)	(5,951,528)
Net loss attributable to common stockholders	(3,315,513)	(4,676,918)	(15,329,564)	(12,354,171)
Net loss per share, basic and diluted	$(5.92)	$(49.51)	$(29.37)	$(273.33)
Weighted-average shares used to compute net loss per share, basic and diluted	559,596	94,455	522,028	45,199

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024 (as previously reported)	43,526	$44	$45,213,976	$(40,505,638)	$4,708,382
Retrospective application of reverse recapitalization	(37,308)	(38)	38	—	—
Reverse stock split fractional stock round up	35	—	—	—	—
Balance at December 31, 2024	6,253	$6	$45,214,014	$(40,505,638)	$4,708,382
Alternative cashless exercise of Class F Common Stock Warrants	4,560	5	(5)	—	—
Issuance of RSAs	699	1	(1)	—	—
Stock-based compensation expense	—	—	223,455	—	223,455
Net loss	—	—	—	(2,051,085)	(2,051,085)
Balance as of March 31, 2025	11,512	$12	$45,437,463	$(42,556,723)	$2,880,752
Issuance of common stock from the May 2025 Public Offering	8,036	8	3,388,236	—	3,388,244
Class H Pre-funded Warrant exercises	35,298	35	262	—	297
Issuance of common stock for rollover RSU award	1	—	—	—	—
Stock-based compensation expense	—	—	873	—	873
Net loss	—	—	—	(2,444,382)	(2,444,382)
Balance as of June 30, 2025	54,847	$55	$48,826,834	$(45,001,105)	$3,825,784
Alternative cashless exercise of Class F Common Stock Warrants	1,489	1	(1)	—	—
Class H Common Stock Warrants exercises	5,893	6	362,994	—	363,000
Warrant Inducement exercises	65,881	66	8,719,287	—	8,719,353
Issuance of common stock for rollover RSU award	1	—	—	—	—
Stock-based compensation expense	—	—	874	—	874
Net loss	—	—	—	(1,907,176)	(1,907,176)
Balance as of September 30, 2025	128,111	$128	$57,909,988	$(46,908,281)	$11,001,835

Balance at December 31, 2025 (as previously reported)	1,583,969	$1,584	$58,278,698	$(49,419,287)	$8,860,995
Retrospective application of reverse recapitalization	(1,357,687)	(1,358)	1,358	—	—
Reverse stock split fractional stock round up	48	—	—	—	—
Balance at December 31, 2025	226,330	$226	$58,280,056	$(49,419,287)	$8,860,995
Shares released from abeyance	26,881	27	(27)	—	—
Class I Warrant Inducement exercises	305,180	305	6,665,707	—	6,666,012
Stock-based compensation expense	—	—	470,997	—	470,997
Net loss	—	—	—	(3,009,051)	(3,009,051)
Balance as of March 31, 2026	558,391	$558	$65,416,733	$(52,428,338)	$12,988,953
Stock-based compensation expense	—	—	401,417	—	401,417
Net loss	—	—	—	(3,323,384)	(3,323,384)
Balance as of June 30, 2026	558,391	$558	$65,818,150	$(55,751,722)	$10,066,986
Issuance of RSAs	114,333	114	(114)	—	—
Issuance of common stock for vested RSUs	10,718	11	(11)		—
Stock-based compensation expense	—	—	482,229	—	482,229
Net loss	—	—	—	(3,315,513)	(3,315,513)
Balance as of September 30, 2026	683,442	$683	$66,300,254	$(59,067,235)	$7,233,702

See accompanying notes to the condensed consolidated financial statements.

REVELATION BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,647,948)	$(6,402,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,354,643	225,202
Non-cash lease expense	163,125	—
Depreciation expense	23,701	21,206
Loss on disposal of equipment	—	11,207
Change in fair value of warrant liability	—	(2,071)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(93,193)	(57,235)
Accounts payable	489,335	236,330
Accrued expenses	(481,484)	(334,585)
Operating lease liability	58,615	—
Net cash used in operating activities	(8,133,206)	(6,302,589)
Cash flows from investing activities:
Purchases of property and equipment	(111,507)	—
Net cash used in investing activities	(111,507)	—
Cash flows from financing activities:
Proceeds from Warrant Inducement exercises, net	6,666,012	—
Proceeds from the May 2025 Public Offering, net	—	3,388,244
Proceeds from Class H Pre-Funded Warrants exercise	—	297
Proceeds from the Warrant Inducement exercises, net	—	8,760,519
Proceeds from Class H Warrant Exercises	—	363,000
Net cash provided by financing activities	6,666,012	12,512,060
Net increase (decrease) in cash and cash equivalents	(1,578,701)	6,209,471
Cash and cash equivalents at beginning of period	10,700,331	6,499,018
Cash and cash equivalents at end of period	$9,121,630	$12,708,489

Supplemental disclosure of non-cash investing and financing activities:
Issuance of RSAs	$114	$—
Issuance of common stock for vested RSUs	$11	$—
Issuance of abeyance shares	$27	$—
Purchases of property and equipment reclassified from prepaid expenses and other current assets	$57,974	$—
Fair value of Class J Common Stock Warrants in connection with the Class I Warrant Inducement	$9,860,930	$—
Incremental fair value of the Class I Common Stock Warrants in connection with the Class I Warrant Inducement	$318,301	$—
Deemed dividend for exercise price reductions of warrants	$5,681,616	$5,951,528
Alternative cashless exercise of Class F Common Stock Warrants	$—	$4,104,680
Issuance of Class H Common Stock Warrants in connection with the May 2025 Public Offering	$—	$11,546,080
Fair value of Class I Common Stock Warrants in connection with the Class H Warrant Inducement	$—	$23,686,845
Equity issuance costs in connection with the Warrant Inducement included in accounts payable and accrued expenses	$—	$41,166
Incremental fair value of the Class H Common Stock Warrants in connection with the Class H Warrant Inducement	$—	$91,455

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

Reverse Stock Split

On October 20, 2026, the Company effected the approved 1-for-7 reverse stock split of our shares of common stock (the “October 2026 Reverse Split”). No fractional shares were outstanding following the October 2026 Reverse Split; any fractional shares were rounded up to the nearest whole share.

On January 28, 2026, the Company effected the approved 1-for-4 reverse stock split of our shares of common stock (the “January 2026 Reverse Split”). No fractional shares were outstanding following the January 2026 Reverse Split; any fractional shares were rounded up to the nearest whole share.

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

Unless specifically provided otherwise herein, the share and per share information that follows in this quarterly report on Form 10-Q (the “Quarterly Report”), reflects the effect of the reverse stock splits described above.

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring losses since its inception, including a net loss of $9.6 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had an accumulated deficit of $59.1 million, a stockholders’ equity of $7.2 million and available cash and cash equivalents of $9.1 million. The Company expects to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as it continues to complete all necessary product development or future commercialization efforts. The Company has never generated revenue and does not expect to generate revenue from product sales unless and until it successfully completes development and obtains regulatory approval for the Product Candidates or other product candidates, which the Company expects will not be for at least several years, if ever. The Company does not anticipate that its current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that the Company’s unaudited condensed financial statements for September 30, 2026 were issued, which raises substantial doubt about its ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for September 30, 2026, have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the accounts of Revelation Biosciences, Inc. and its wholly owned subsidiary. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements as of December 31, 2025 and for the year ended December 31, 2025 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position. The financial data and the other financial information contained in these notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2026 are unaudited. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. The condensed consolidated financial statements and notes thereto included in this Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included on Form 10-K, as filed with the SEC on February 26, 2026.

2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2026, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Selected significant accounting policies are discussed in further detail below:

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

The potential common share equivalents that are not included in the calculation of diluted net loss per common share but could potentially dilute basic earnings per share in the future are as follows:

	September 30, 2026	September 30, 2025
Common stock warrants	1,273,796	709,485
Stock options	3	3
Restricted stock units	42,669	-
Total potentially dilutive securities	1,316,468	709,488

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

3. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid insurance costs	$36,875	$19,375
Other prepaid expenses & current assets	109,641	33,948
Deposit on lab equipment	—	57,974
Total prepaid expenses & current assets	$146,516	$111,297

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Lab equipment	$252,703	$117,055
Furniture & fixtures	33,833	—
Total property and equipment, gross	286,536	117,055
Accumulated depreciation	(122,689)	(98,988)
Total property and equipment, net	$163,847	$18,067

Depreciation expense was $8,185 and $6,765 for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $23,701 and $21,206 for the nine months ended September 30, 2026 and 2025, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Accrued payroll and related expenses	$795,979	$1,187,636
Accrued clinical development costs	84,445	78,935
Accrued professional fees	28,500	67,986
Accrued clinical study expenses	4,609	30,999
Accrued other expenses	2,627	32,088
Total accrued expenses	$916,160	$1,397,644

4. Commitments and Contingencies

Lease Commitments

In November 2025, the Company entered into a new lease for laboratory and office space (the “Oberlin Lease”), which commenced on December 1, 2025. The Oberlin Lease, which is an operating lease, has a non-cancelable term of three years, with one three-year renewal option at fair market value. The Oberlin Lease requires base monthly rent of approximately $33,000 which escalates annually by 3%, and contains provisions for free rent periods and an allowance for tenant improvements of up to approximately $54,000. In addition to base rent, the Oberlin Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises, which represent variable lease costs. On the lease commencement date, the Company recognized a right-of-use asset and lease liability of approximately $741,000 on its consolidated balance sheet. As of September 30, 2026, the remaining lease term of the Oberlin Lease was 2.2 years.

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

5. Financings

2025 Public Offering

On May 29, 2025, the Company closed a public offering of 8,036 shares of its common stock, 35,298 pre-funded warrants to purchase shares of common stock with an exercise price of $0.0084 which did not have an expiration date (the “Class H Pre-Funded Warrant”) and 14,560,000 warrants to purchase 173,337 shares of common stock with an initial exercise price of $92.40 which expire on June 23, 2030 (the “Class H Common Stock Warrants”), at a combined offering price of $92.40 per share of common stock and associated Class H Common Stock Warrants, or $92.33 per Class H Pre-Funded Warrant and associated Class H Common Stock Warrants (the “May 2025 Public Offering”). Net cash proceeds to the Company from the offering were $3.4 million. The shares of common stock issued, the shares of common stock underlying the Class H Pre-Funded Warrants and the shares of common stock underlying the Class H Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-287423), as amended, that was declared effective by the SEC on May 28, 2025. During 2025, all of the Class H Pre-Funded Warrants and certain of the Class H Common Stock Warrants were exercised. See additional discussion below under Class H Warrant Inducement and Common Stock Issuances during the year ended December 31, 2025 (See Note 7).

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

Class H Warrant Inducement

On September 10, 2025, the Company entered into warrant exercise inducement offer letters (the “Class H Warrant Inducement”) with certain holders of 13,065,000 Class H Common Stock Warrants exercisable for an aggregate of 155,537 shares of its common stock, at an exercise price of $61.60 per share. In exchange, the Company agreed to issue 466,609 Class I Common Stock Warrants. The Class H Warrant Inducement was considered a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the Class H Warrant Inducement, the Company paid Roth a cash fee of approximately $0.8 million for its services. The Company received net cash proceeds of approximately $8.7 million, which is net of issuance costs of approximately $0.9 million. The shares of common stock issued from the exercise of the Class H Common Stock Warrants were registered with the SEC on Form S-1 (File No. 333-287423), which was declared effective by the SEC on May 28, 2025. The Class I Common Stock Warrants offered in the private placement were registered on Form S-3 (File No. 333-290309) with the SEC and was declared effective on September 30, 2025 (See Note 9).

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

Due to the beneficial ownership limitation provisions in the inducement offer letters, certain of the shares were initially unissued, and held in abeyance for the benefit of the warrant holders, until notice from the warrant holders that the shares may be issued in compliance with such limitation is received. As of December 31, 2025, there were 26,881 shares held in abeyance related to the Class H Warrant Inducement that were released during the nine months ended September 30, 2026, resulting in no abeyance shares outstanding as of September 30, 2026.

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

Class I Warrant Inducement

On January 23, 2026, the Company entered into warrant exercise inducement offer letters (the “Class I Warrant Inducement”) with two holders of 305,180 Class I Common Stock Warrants, exercisable for 305,180 shares of common stock, at an exercise price of $61.60 per share. Pursuant to the warrant inducement offer letters, the holders agreed to the immediate cash exercise of their 305,180 Class I Common Stock Warrants to purchase an aggregate of 305,180 shares of the Company’s common stock at a reduced exercise price of $24.08 per share, and the Company’s agreement to issue 610,358 Class J Common Stock Warrants exercisable for a total of up to 610,358 shares of common stock, at an exercise price of $24.08. The Class I Warrant Inducement was considered a private placement pursuant to Section 4(a)(2) of the Securities Act. In connection with the Class I Warrant Inducement, the Company paid Roth a cash fee of approximately $0.6 million for its services. The Company received net proceeds of approximately $6.7 million from the warrant exercises, which is net of issuance costs of approximately $0.7 million. The shares of common stock issued from the exercise of the Class I Common Stock Warrants were registered with the SEC on Form S-3 (File No. 333-290309), which was declared effective by the SEC on September 30, 2025. The Class J Common Stock Warrants offered in the private placement were registered on Form S-3 (File No. 333-293078) with the SEC and was declared effective on February 11, 2026.

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

The Class I Warrant Inducement triggered the down-round feature of the Class C Common Stock Warrants, the Class D Common Stock Warrants, the Class G Common Stock Warrants, the Class H Common Stock Warrants, and the Class I Common Stock Warrants, resulting in a reset of the exercise prices of those warrants. In accordance with ASC 260, the Company recorded a deemed dividend of approximately $5.7 million related to the price reset of the Class D, Class G, Class H, and Class I Common Stock Warrants during the nine months ended September 30, 2026 (see Note 9).

6. Preferred Stock

The Company is authorized under its certificate of incorporation, as amended, to issue up to 5,000,000 shares of preferred stock, which may be issued as designated by the Board of Directors without stockholder approval.

On July 10, 2026, the Company entered into a Rights Agreement (the “Rights Agreement”) with Continental Stock Transfer & Trust Co. Pursuant to the Rights Agreement, the Company declared a dividend of one preferred purchase right (a “Right”) for each outstanding share of the Company’s common stock, payable to stockholders of record at the close of business on July 21, 2026. The Rights will become exercisable only if a person or a group of affiliated or associated persons acquires or obtains the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock (15% in the case of a person who reports their beneficial ownership on Schedule 13G) without the prior approval of the Board of Directors. When exercisable, each holder of a Right will be entitled to purchase 1/1,000th of a share of the Company’s Series B Preferred at a price of $140, subject to adjustment. The Rights expire on July 9, 2027 unless the Company’s stockholders ratify the Rights Agreement before that date, in which case the Rights expire on the third anniversary of the date of such approval, in each case subject to earlier redemption or exchange. The Company designed and adopted the stockholder rights plan to protect stockholder value and deter coercive or unfair takeover tactics. As of September 30, 2026, the Rights have not become exercisable.

In conjunction with the Rights Agreement, the Company amended its certificate of incorporation to adopt a Certificate of Designation of Rights, Preferences, and Privileges of Series B Junior Participating Preferred Stock (“Series B Preferred”), designating 100,000 shares as Series B Preferred, with a par value of $0.001 per share.

As of September 30, 2026, there were no shares of preferred stock issued and outstanding.

7. Common Stock

The Company is authorized under its articles of incorporation, as amended, to issue up to 500,000,000 shares of common stock, par value $0.001 per share.

Common Stock Issuances during the year ended December 31, 2025

During January, March, and August 2025, the Company issued 6,049 shares of common stock for alternative cashless exercises of Class F Common Stock Warrants.

During February and October 2025, the Company issued 36,144 shares of common stock for RSA grants to employees, directors, and a consultant.

During May 2025, the Company issued 8,036 shares of common stock in connection with the May 2025 Public Offering, for which the Company received net cash proceeds of $3.4 million.

During May and June 2025, the Company issued 35,298 shares of common stock for cash exercises of pre-funded common stock warrants issued in the May 2025 Public Offering for cash proceeds of $297.

During July 2025, the Company issued 5,893 shares of common stock for cash exercises of Class H Common Stock Warrants, for which the Company received net proceeds of $363,000.

Between September and December 2025, the Company issued 128,655 shares of common stock in connection with the Class H Warrant Inducement, for net cash proceeds of $8.7 million.

Common Stock Issuances during the nine months ended September 30, 2026

During January 2026, the Company released from abeyance 26,881 shares of common stock.

During January 2026, the Company issued 305,180 shares of common stock in connection with the Class I Warrant Inducement, for net cash proceeds of $6.7 million.

During July 2026, the Company issued 10,718 shares of common stock for vested RSUs.

During August 2026, the Company issued 114,333 RSA grants to employees, directors, and a consultant.

As of September 30, 2026 and December 31, 2025, 683,442 and 226,330 shares of common stock were issued and outstanding, respectively. As of September 30, 2026, no cash dividends have been declared or paid.

The total shares of common stock reserved for issuance are summarized as follows:

	September 30, 2026	September 30, 2025
Common Stock Warrants	1,273,796	709,485
RSU awards outstanding(1)	43,071	—
Stock options outstanding	3	3
Rollover RSU awards outstanding	—	1
Shares reserved for issuance	1,316,870	709,489
Shares available for future stock grants under the 2021 Equity Incentive Plan	—	28,948
Total common stock reserved for issuance	1,316,870	738,437

(1) Includes 402 shares of common stock underlying restricted stock units that vested during the nine months ended September 30, 2026 for which the underlying shares of common stock were not issued as of September 30, 2026.

8. Stock-Based Compensation

2021 Equity Incentive Plan

In January 2022, the Board of Directors and the Company’s stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Board of Directors. The 2021 Plan covers any option, restricted stock award, restricted stock unit, non-employee director or consultant award, or other stock-based award, in each case granted to an eligible participant pursuant to the 2021 Plan. Vesting periods and other restrictions for grants under the 2021 Plan are determined at the discretion of the Board of Directors. Grants to employees, officers, directors, advisors, and consultants of the Company typically vest immediately, or within periods from one to four years, with vesting based on the continued service of eligible participants, and in some cases based on the earlier of a service condition or market condition occurring. In addition, the number of shares of stock available for issuance under the 2021 Plan will be automatically increased on the first day of each quarter by 10% of the increase in the aggregate number of fully diluted shares of our common stock from the first day of the preceding quarter to the first day of the current quarter, or such lesser number as determined by our board of directors (the “Evergreen”). As of September 30, 2026, the number of shares of common stock approved for issuance under the 2021 Plan is 185,624 shares.

Under the 2021 Plan, stock options and stock appreciation rights are granted at exercise prices determined by the Board of Directors which cannot be less than 100% of the estimated fair market value of the common stock on the grant date. Incentive stock options granted to any stockholders holding 10% or more of the Company’s equity cannot be granted with an exercise price of less than 110% of the estimated fair market value of the common stock on the grant date and such options shall not be exercisable after five years from the grant date.

2026 Equity Inducement Plan

In April 2026, the Board of Directors of the Company adopted the Revelation Biosciences, Inc. 2026 Equity Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of stock options, restricted stock awards, restricted stock units, and other stock-based awards. The Inducement Plan is intended to be used exclusively for grants of equity awards to new employees as an inducement to entering into employment with the Company. The maximum number of shares of common stock reserved for issuance under the Inducement Plan is 107,143 shares of common stock.

Restricted Stock Units

On January 8, 2026, there were an aggregate of 35,686 restricted stock units (“RSUs”) granted to employees and members of the Board of Directors. The RSUs were granted from shares available under the 2021 Plan and either vest quarterly over one year from the grant date or vest quarterly over two years from the grant date. The awards had a fair value of $0.9 million, based on the Company’s stock price on the date of grant.

In addition, on January 8, 2026, the Company issued an inducement grant to a new non-executive employee of 3,215 RSUs. This inducement award was granted outside of the 2021 Plan. These RSUs vest over two years in equal quarterly installments subject to the employee’s continued service. These RSUs had a fair value of $0.1 million, based on the Company’s stock price on the date of grant.

On July 15, 2026, there were an aggregate of 15,430 inducement RSUs granted to new employees under the Inducement Plan. These RSUs, which had a fair value of $0.1 million, based on the Company’s stock price on the date of grant, vest quarterly over two years from the date of grant.

The activity related to RSUs during the nine months ended September 30, 2026 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	—	$—
Granted	54,331	20.21
Forfeited / cancelled	(542)	25.20
Vested	(11,120)	(25.20)
Nonvested at September 30, 2026	42,669	$18.84

Restricted Stock Awards

On February 11, 2025, there were 699 restricted stock awards (“RSAs”) granted to employees and members of the Board of Directors, which had a fair value of $0.2 million based on the Company’s stock price on the date of grant. The awards were granted from shares available under the 2021 Plan, with 688 shares fully vested on the date of grant and the remaining 11 shares vested on February 11, 2026.

On October 28, 2025, there were 35,445 RSAs granted to employees, the Board of Directors, and a consultant, which had a fair value of $1.3 million based on the Company’s stock price on the date of grant. The awards were granted from shares available under the 2021 Plan, with 6,984 shares that vest over one quarter and 28,461 shares that vest quarterly over one year.

On August 17, 2026, there were 114,333 RSAs granted to employees, the Board of Directors, and a consultant, which had a fair value of $0.9 million based on the Company’s stock price on the date of grant. The awards were granted from shares available under the 2021 Plan, and vest in four equal tranches on the 2nd or 4th anniversaries from the date of grant, depending on the tranche, or earlier if specified market capitalization thresholds are reached. The grant date fair value is recognized over the derived service period of the awards, using the accelerated attribution method. The derived service period represents the expected time to reach the market capitalization threshold, which was estimated using a Monte Carlo Simulation. The awards have a derived service period of between 1.2 and 2.9 years, depending on the tranche.

The activity related to RSAs during the nine months ended September 30, 2026 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	35,456	$37.02
Granted	114,333	8.05
Forfeited / cancelled	—	—
Vested	(28,340)	(36.89)
Nonvested at September 30, 2026	121,449	$9.78

Stock-Based Compensation Expense

For the three and nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense for the periods indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative:
RSA awards	$320,507	$583	$877,864	$190,513
RSU awards	116,721	—	336,838	—
General and administrative stock-based compensation expense	437,228	583	1,214,702	190,513
Research and development:
RSA awards	14,003	291	68,360	34,689
RSU awards	30,998	—	71,581	—
Research and development stock-based compensation expense	45,001	291	139,941	34,689
Total stock-based compensation expense	$482,229	$874	$1,354,643	$225,202

As of September 30, 2026, there was approximately $0.7 million of unrecognized stock-based compensation expense related to RSU grants, which is expected to be recognized over approximately 1.3 years, and approximately $0.9 million of unrecognized stock-based compensation expense related to RSA grants, which is expected to be recognized over approximately 1.65 years.

9. Warrants

Common Stock Warrants Outstanding

The following table summarizes the Company’s outstanding and exercisable common stock warrants as of September 30, 2026:

Common Stock Warrants	Classification	Shares of Common Stock Underlying Outstanding Warrants	Exercise Price	Expiration Date
Public Warrants	Equity-classified	8	$16,228,800.00	1/10/2027
Rollover Warrants	Equity-classified	1	3,785,941.11	1/31/2027
Class A Common Stock Warrants	Equity-classified	2	4,642,848.00	7/25/2027
Class A Placement Agent Common Stock Warrants	Equity-classified	1	4,642,848.00	7/25/2027
Class B Common Stock Warrants	Equity-classified	6	846,720.00	7/28/2027
Class B Placement Agent Common Stock Warrants	Equity-classified	1	1,058,400.00	7/25/2027
Class C Common Stock Warrants	Liability-classified	6	12.46	2/14/2028
Class D Common Stock Warrants	Equity-classified	61	12.46	2/5/2029
Class E Common Stock Warrants	Equity-classified	768	1,344.00	8/22/2029
Class G Common Stock Warrants	Equity-classified	489,250	12.46	1/16/2030
Class H Common Stock Warrants	Equity-classified	11,905	12.46	6/23/2030
Class I Common Stock Warrants	Equity-classified	161,429	12.46	12/3/2030
Class J Common Stock Warrants	Equity-classified	610,358	12.46	3/18/2031
Total Shares of Common Stock Underlying Outstanding Warrants at September 30, 2026		1,273,796

Class C Common Stock Warrants

The Class C Common Stock Warrants are treated as a liability due to an alternative cashless exercise provision that precludes the Class C Common Stock Warrants from being considered indexed to the Company’s stock. As of September 30, 2026 and December 31, 2025, the fair value of the Class C Common Stock Warrants was insignificant.

Class D Common Stock Warrants

As a result of an exercise price adjustment triggered by the reverse stock split on January 28, 2025, the exercise price of the Class D Common Stock Warrants was reset from $1,344.00 to $315.84. The exercise price was further reset to $92.40 on May 29, 2025 due to the down-round provision triggered by instruments sold in the May 2025 Public Offering (see Note 5). Additionally, the exercise price was reset to $61.60 as a result of the exercise price adjustment triggered by the reverse stock split on July 7, 2025, and then reset to $43.40 on September 10, 2025, as a result of the down-round provision triggered by instruments sold in the Class H Warrant Inducement (see Note 5). The impact of the down-round triggers for the Class D Common Stock Warrants during 2025 was not significant.

The exercise price of the Class D Common Stock Warrants was reset from $43.40 to $13.30 as a result of the down-round provision triggered by instruments sold in the Class I Warrant Inducement on January 23, 2026 (see Note 5), and again on January 28, 2026 to $12.46 as a result of the exercise price adjustment triggered by the January 2026 Reverse Split. The impact of the down-round price adjustment for the Class D Common Stock Warrants was not significant to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2026.

Class G Common Stock Warrants

The reverse stock split on January 28, 2025 triggered an exercise price adjustment per the terms of the Class G Common Stock Warrants, which resulted in a reduction to the exercise price from $1,344.00 to $315.84 and a proportional increase in the number of shares issuable upon exercise from 4,536 shares to 19,304 shares.

On May 29, 2025 as a result of the down-round provision in the Class G Common Stock Warrants triggered by instruments sold in the May 2025 Public Offering (see Note 5), the exercise price of the Class G Common Stock Warrants was reset to $92.40 per share, and there was a proportional increase in the shares of common stock underlying the Class G Common Stock Warrants to 65,974 shares. The Company recorded a related deemed dividend of approximately $3.2 million during the nine months ended September 30, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $315.84 per share and an exercise price of $92.40 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital.

The fair values of the Class G Common Stock Warrants on May 29, 2025, with an exercise price of $315.84 per share and $92.40 per share were $59.36 per warrant share and $65.52 per warrant share, respectively, and were estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	4.64
Risk-free interest rate	4.00%
Expected dividend yield	0.0%

As a result of the exercise price adjustment triggered by the reverse stock split on July 7, 2025, the exercise price was reset to $61.60 and the number of shares of common stock underlying the Class G Common Stock Warrants was proportionally increased from 65,974 shares to 98,962 shares.

On September 10, 2025, as a result of the down-round provision in the Class G Common Stock Warrants triggered by instruments sold in the Class H Warrant Inducement (see Note 5), the exercise price of the Class G Common Stock Warrants was reset to $43.40 per share, and there was a corresponding increase in the number of shares of common stock underlying the Class G Common Stock Warrants to 140,462 shares. The Company recorded a related deemed dividend of approximately $2.8 million during the three and nine months ended September 30, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $61.60 per share and an exercise price of $43.40 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital.

The fair values of the Class G Common Stock Warrants on September 10, 2025, with an exercise price of $61.60 per share and $43.40 per share were $62.72 per warrant share and $63.84 per warrant share, respectively, and was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	155%
Expected term (years)	4.36
Risk-free interest rate	3.53%
Expected dividend yield	0.0%

The exercise price of the Class G Common Stock Warrants was reset from $43.40 to $13.30 on January 23, 2026, as a result of the down-round provision triggered by the instruments sold in the Class I Warrant Inducement (see Note 5), and there was a proportional increase in the shares of common stock underlying the Class G Common Stock Warrants from 140,462 shares to 458,350 shares. The Company recorded a related deemed dividend of approximately $5.4 million during the nine months ended September 30, 2026, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $43.40 per share and an exercise price of $13.30 per share. As the Company has an accumulated deficit, the deemed dividend was recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying condensed consolidated balance sheet.

The fair values of the Class G Common Stock Warrants on January 23, 2026, with an exercise price of $43.40 per share and $13.30 per share were $15.40 per warrant share and $16.59 per warrant share, respectively, and was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	162%
Expected term (years)	3.98
Risk-free interest rate	3.76%
Expected dividend yield	0.0%

Additionally, the January 2026 Reverse Split on January 28, 2026 triggered an exercise price adjustment per the terms of the Class G Common Stock Warrants, which resulted in a reduction to the exercise price from $13.30 to $12.46, and a proportional increase in the shares of common stock underlying the Class G Common Stock Warrants to 489,250 shares.

Class H Common Stock Warrants

On May 29, 2025 in connection with the May 2025 Public Offering (see Note 5), the Company issued Class H Common Stock Warrants to purchase up to 173,337 shares of common stock. The Class H Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily VWAP during the period commencing five trading days immediately preceding and five trading dates immediately following the date of the event is less than the exercise price of the Class H Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. The Class H Common Stock Warrants were valued on the issuance date in the aggregate at $11.5 million, which was included in the issuance costs of the May 2025 Public Offering. The fair value of the Class H Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	5.00
Risk-free interest rate	4.00%
Expected dividend yield	0.0%

As a result of exercise price adjustments triggered by the reverse stock split on July 7, 2025, the exercise price of the Class H Common Stock Warrants was reset from $92.40 to $61.60.

On September 10, 2025, as a result of the down-round provision in the Class H Common Stock Warrants triggered by instruments sold in the Class H Warrant Inducement (see Note 5), the Class H Common Stock Warrants were reset to an exercise price of $43.40 per warrant. The Company recorded a related deemed dividend of approximately $13,000 during the three and nine months ended September 30, 2025, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $61.60 per share and an exercise price of $43.40 per share, which resulted in a fair value of $62.72 per warrant share and $63.84 per warrant share, respectively.

The exercise price of the Class H Common Stock Warrants was reset from $43.40 to $13.30 on January 23, 2026 as a result of the down-round provision triggered by the instruments sold in the Class I Warrant Inducement (see Note 5). The Company recorded a related deemed dividend of approximately $13,000 during the nine months ended September 30, 2026, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $43.40 per share and an exercise price of $13.30 per share, which resulted in a fair value of $15.54 per warrant share and $16.66 per warrant share, respectively.

Additionally, the January 2026 Reverse Split on January 28, 2026 triggered an exercise price adjustment per the terms of the Class H Common Stock Warrants, which resulted in a reduction to the exercise price from $13.30 to $12.46.

Class I Common Stock Warrants

On September 11, 2025 in connection with the Class H Warrant Inducement (see Note 5), the Company issued Class I Common Stock Warrants to purchase up to 466,609 shares of common stock at an initial exercise price of $61.60 per share. The Class I Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily VWAP during the period commencing five trading days immediately preceding and five trading dates immediately following the date of the event is less than the exercise price of the Class I Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. The Class I Common Stock Warrants are exercisable for a period of five years from December 3, 2025, which was the date of shareholder approval. The Class I Common Stock Warrants were valued on the issuance date in the aggregate at $23.7 million, which was included in the issuance costs of the Class H Warrant Inducement. The fair value of the Class I Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	5.00
Risk-free interest rate	3.59%
Expected dividend yield	0.0%

On January 23, 2026, in connection with the Class I Warrant Inducement, there were 305,180 Class I Common Stock Warrants that were exercised for 305,180 shares of common stock (see Note 5). The exercise price of the remaining 161,429 Class I Common Stock Warrants was reset from $61.60 to $13.30 as a result of the down-round provision triggered by the instruments sold in the Class I Warrant Inducement. The Company recorded a related deemed dividend of approximately $0.2 million during the nine months ended September 30, 2026, which represents the incremental fair value of the outstanding warrants as a result of the down-round provision and is measured as the difference between the warrants’ fair value using an exercise price of $61.60 per share and an exercise price of $13.30 per share, which resulted in a fair value of $15.12 per warrant share and $16.66 per warrant share, respectively. This was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	149%
Expected term (years)	4.86
Risk-free interest rate	3.84%
Expected dividend yield	0.0%

The January 2026 Reverse Split on January 28, 2026 also triggered an exercise price adjustment per the terms of the Class I Common Stock Warrants, which resulted in a reduction to the exercise price from $13.30 to $12.46.

Class J Common Stock Warrants

On January 23, 2026, in connection with the Class I Warrant Inducement (see Note 5), the Company issued Class J Common Stock Warrants to purchase up to 610,358 shares of common stock at an initial exercise price of $24.08 per share. The Class J Common Stock Warrants are subject to customary anti-dilution adjustments, and upon such an event, including a reverse stock split, if the lowest daily VWAP during the period commencing five trading days immediately preceding and five trading dates immediately following the date of the event is less than the exercise price of the Class J Common Stock Warrants then in effect, then the exercise price will be reduced to the lowest VWAP during such period. The Class J Common Stock Warrants were valued on the issuance date in the aggregate at $9.9 million, which was included in the issuance costs of the Class I Warrant Inducement. The fair value of the Class J Common Stock Warrants upon issuance was estimated using the Black-Scholes option pricing model with the following assumptions:

Volatility	148%
Expected term (years)	5.00
Risk-free interest rate	3.84%
Expected dividend yield	0.0%

Additionally, the January 2026 Reverse Split on January 28, 2026 triggered an exercise price adjustment per the terms of the Class J Common Stock Warrants, which resulted in a reduction to the exercise price from $24.08 to $12.46.

10. Income Taxes

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax loss and other comprehensive loss. The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment operating expenses:
Research and development:
GEM-AKI program expenses	$(816,437)	$(286,125)	$(2,247,519)	$(1,002,127)
GEM-CKD program expenses	—	(286,125)	(78,978)	(1,002,128)
GEM-AKI manufacturing expenses	(61,684)	—	(606,630)	—
Other expenses(1)	(112,180)	(24,897)	(424,214)	(69,080)
Personnel expenses (including stock-based compensation)	(522,597)	(325,710)	(1,450,842)	(1,026,332)
General and administrative	(1,870,678)	(1,020,154)	(5,330,134)	(3,399,559)
Change in fair value of warrant liability	—	611	—	2,071
Interest income	68,063	35,512	233,996	82,901
Other income and expenses, net(2)	—	(288)	256,373	11,611
Net loss	$(3,315,513)	$(1,907,176)	$(9,647,948)	$(6,402,643)

(1)	Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(2)	Consists of foreign currency transaction gains and losses. In 2026, this also includes a Delaware franchise tax refund for overpaid fees.

12. Subsequent Events

October 2026 Reverse Stock Split

On October 20, 2026, the Company effected a 1-for-7 reverse stock split of its common stock.

The October 20, 2026 reverse stock split triggered exercise price adjustments for certain of the Company’s outstanding common stock warrants, resulting in an adjustment to the exercise prices of the Class C Common Stock Warrants, Class D Common Stock Warrants, Class G Common Stock Warrants, Class H Common Stock Warrants, Class I Common Stock Warrants, and Class J Common Stock Warrants from $12.46 to $3.29. The number of shares underlying the Class G Common Stock Warrants was also adjusted from 489,250 shares to 1,852,908 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited financial statements and the notes included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, the Company’s Form 10-K for the fiscal year ended December 31, 2025, the other quarterly reports filed by the Company since January 1, 2026, and in the Company’s registration statements filed under the Securities Act of 1933, as amended, particularly under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary” sections.

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

Since our inception, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, and research and development of the Product Candidates. Although since inception we have focused on the development of our Product Candidates, we may from time-to-time choose to pursue the development of other pharmaceutical compounds or product candidates to the extent that our management believes that they offer unique or proprietary features for the treatment of disease or other human medical conditions.

We have funded our operations since our inception to September 30, 2026 through the issuance and sale of our common stock, preferred stock, and warrants from which we have raised net proceeds of $75.9 million. Our current cash and cash equivalents balance will not be sufficient to complete all necessary product development or future commercialization efforts. We anticipate that our current cash and cash equivalents balance will not be sufficient to sustain operations within one-year after the date that our unaudited condensed consolidated financial statements for September 30, 2026 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

We have incurred recurring losses since our inception, including a net loss of $9.6 million for the nine months ended September 30, 2026 and $6.4 million for the nine months ended September 30, 2025. As of September 30, 2026 we had an accumulated deficit of $59.1 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

•
continue the research and development of product candidates;
•
initiate clinical studies for, or preclinical development of product candidates;
•
further develop and refine the manufacturing processes of product candidates;
•
change or add manufacturers or suppliers of product candidate materials;
•
seek regulatory and marketing authorizations for any product candidates that successfully complete development;
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

Recent Developments

Stockholder Rights Plan

On July 10, 2026, the Company entered into a Rights Agreement (the “Rights Agreement”) with Continental Stock Transfer & Trust Co. Pursuant to the Rights Agreement, the Company declared a dividend of one preferred purchase right (a “Right”) for each outstanding share of the Company’s common stock, payable to stockholders of record at the close of business on July 21, 2026. The Rights will become exercisable only if a person or a group of affiliated or associated persons acquires or obtains the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock (15% in the case of a person who reports their beneficial ownership on Schedule 13G) without the prior approval of the Board of Directors. When exercisable, each holder of a Right will be entitled to purchase 1/1,000th of a share of the Company’s Series B Preferred at a price of $140, subject to adjustment. The Rights expire on July 9, 2027 unless the Company’s stockholders ratify the Rights Agreement before that date, in which case the Rights expire on the third anniversary of the date of such approval, in each case subject to earlier redemption or exchange. The Company designed and adopted the stockholder rights plan to protect stockholder value and deter coercive or unfair takeover tactics. As of September 30, 2026, the rights have not become exercisable.

Reverse Stock Splits

On October 20, 2026, the Company effected a 1-for-7 reverse stock split of our shares of common stock, which had been approved at the 2026 annual meeting of the stockholders on June 24, 2026.

On January 28, 2026, the Company effected a 1-for-4 reverse stock split of our outstanding shares of common stock, which had been approved at the 2025 annual meeting of stockholders on June 23, 2025.

All share and per share numbers included herein have been adjusted to reflect these reverse splits.

Class I Warrant Inducement

On January 23, 2026, the Company entered into warrant inducement offer letters with two holders of 305,180 Class I Common Stock Warrants, exercisable for 305,180 shares of common stock with an exercise price of $61.60 per share of common stock. Pursuant to the warrant inducement offer letters, the holders agreed to the immediate cash exercise of their 305,180 Class I Common Stock Warrants to purchase an aggregate of 305,180 shares of the Company’s common stock at an exercise price of $24.08 per share, and the Company’s agreement to issue 610,358 Class J Common Stock Warrants exercisable for a total of up to 610,358 shares of common stock, at an exercise price of $24.08. The Company received net proceeds of approximately $6.7 million from the warrant exercises.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$1,512,898	$922,857	$590,041	$4,808,183	$3,099,667	$1,708,516
General and administrative	1,870,678	1,020,154	850,524	5,330,134	3,399,559	1,930,575
Total operating expenses	3,383,576	1,943,011	1,440,565	10,138,317	6,499,226	3,639,091
Loss from operations	(3,383,576)	(1,943,011)	(1,440,565)	(10,138,317)	(6,499,226)	(3,639,091)
Total other income (expense), net	68,063	35,835	32,228	490,369	96,583	393,786
Net loss	$(3,315,513)	$(1,907,176)	$(1,408,337)	$(9,647,948)	$(6,402,643)	$(3,245,305)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
GEM-AKI program expenses	$816,437	$286,125	$530,312	$2,247,519	$1,002,127	$1,245,392
GEM-CKD program expenses	-	286,125	(286,125)	78,978	1,002,128	(923,150)
GEM-AKI manufacturing expenses	61,684	—	61,684	606,630	—	606,630
Other expenses	112,180	24,897	87,283	424,214	69,080	355,134
Personnel expenses (including stock-based compensation)	522,597	325,710	196,887	1,450,842	1,026,332	424,510
Total research and development expenses	$1,512,898	$922,857	$590,041	$4,808,183	$3,099,667	$1,708,516

Research and development expenses increased by $0.6 million, from $0.9 million for the three months ended September 30, 2025 to $1.5 million for the three months ended September 30, 2026. The increase was primarily due to increases of $0.5 million in program expenses related to GEM-AKI, $0.1 million in manufacturing expenses related to GEM-AKI, $0.1 million of other expenses related to the new facility, and $0.2 million in personnel expenses, offset by a $0.3 million decrease in program expenses related to GEM-CKD.

Research and development expenses increased by $1.7 million, from $3.1 million for the nine months ended September 30, 2025 to $4.8 million for the nine months ended September 30, 2026. The increase was primarily due to increases of $1.2 million in program expenses related to GEM-AKI, $0.6 million in manufacturing expenses related to GEM-AKI, $0.4 million of other expenses primarily related to the new facility, and $0.4 million in personnel expenses, offset by a $0.9 million decrease in program expenses related to GEM-CKD.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million, from $1.0 million for the three months ended September 30, 2025 to $1.9 million for the three months ended September 30, 2026. The increase was primarily due to increases of $0.7 million in personnel expenses, including stock-based compensation, and $0.2 million in professional fees.

General and administrative expenses increased by $1.9 million, from $3.4 million for the nine months ended September 30, 2025 to $5.3 million for the nine months ended September 30, 2026. The increase was primarily due to increases of $1.5 million in personnel expenses, including stock-based compensation, and $0.5 million in professional fees.

Other Income (Expense), Net

Other income (expense), net, increased by $32,000, from $36,000 for the three months ended September 30, 2025 to $68,000 for the three months ended September 30, 2026. The increase was primarily due to interest income from our cash balances in savings accounts.

Other income (expense), net, increased by $0.4 million, from $0.1 million for the nine months ended September 30, 2025 to $0.5 million for the nine months ended September 30, 2026. The increase was primarily due to a refund received from the Delaware Secretary of State for overpaid franchise fees totaling $0.3 million and an increase of $0.1 million in interest income from our cash balances in savings accounts.

Liquidity and Capital Resources

Since our inception to September 30, 2026, we have funded our operations from the issuance and sale of our common stock, preferred stock and warrants, from which we have raised net proceeds of $75.9 million. As of September 30, 2026, we had available cash and cash equivalents of $9.1 million and an accumulated deficit of $59.1 million.

Our use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our Product Candidates or other product candidates. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of product development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which of our current or future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Going Concern

We have incurred recurring losses since our inception, including a net loss of $9.6 million for the nine months ended September 30, 2026. As of September 30, 2026 we had an accumulated deficit of $59.1 million, a stockholders’ equity of $7.2 million and available cash and cash equivalents of $9.1 million. We expect to continue to incur significant operating and net losses, as well as negative cash flows from operations, for the foreseeable future as we continue to complete all necessary product development or future commercialization efforts. We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for the Product Candidates or other product candidates, which we expect will not be for at least several years, if ever. We do not anticipate that our current cash and cash equivalents balance will be sufficient to sustain operations within one year after the date that our unaudited financial statements for September 30, 2026 were issued, which raises substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for September 30, 2026, have been prepared on the basis that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(8,133,206)	$(6,302,589)
Net cash used in investing activities	(111,507)	—
Net cash provided by financing activities	6,666,012	12,512,060
Net increase (decrease) in cash and cash equivalents	$(1,578,701)	$6,209,471

Net Cash Used in Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $8.1 million, which consisted of a net loss of $9.6 million, adjusted for non-cash items of $1.5 million, including stock-based compensation expense, non-cash lease expense and depreciation expense.

During the nine months ended September 30, 2025, net cash used in operating activities was $6.3 million, which consisted of a net loss of $6.4 million, adjusted for non-cash items of $0.3 million, including stock-based compensation expense and depreciation expense, and a net change of $0.2 million in our net operating assets and liabilities.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities of $0.1 million consisted of the purchase of property and equipment.

During the nine months ended September 30, 2025, there was no net cash provided by or used in investing activities.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $6.7 million and was due to net proceeds received from the Class I Warrant Inducement in January 2026.

During the nine months ended September 30, 2025, net cash provided by financing activities was $12.5 million and was primarily from the May 2025 Public Offering of $3.4 million and the Class H Warrant Inducement in September 2025 of $8.7 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements.

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of our business.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”). The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions about future events that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using industry experience and other factors; however, actual results could differ materially from these estimates and could have an adverse effect on our consolidated financial statements. As of September 30, 2026, there have been no material changes to our existing critical accounting policies and estimates discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On July 22, 2026, the SEC allowed a new Nasdaq continued listing rule to come into effect (the “MVLS Rule”) that requires automatic delisting if the market value of a company’s listed securities remains below $5 million for 30 consecutive business days. The new MVLS Rule eliminates any cure period, precludes any automatic stay of suspension pending an appeal, and results in an immediate trading suspension upon Nasdaq’s determination of non-compliance. Given that the current market value of the Company’s listed securities is below $5 million, the MVLS Rule would result in the delisting of the Company’s securities from Nasdaq should the market value of its listed securities remain below $5 million for 30 consecutive business days.

Prior to its implementation, the MVLS Rule was automatically stayed pending further action by the SEC. On October 5, 2026, the SEC published a notice clarifying that the MVLS Rule will immediately become operative upon termination of the stay and the first day that the Nasdaq will consider towards determining whether a company is compliant with the MVLS Rule will be the business day immediately following the termination of the stay. The Company is in active discussions with its financial and legal advisors to address the manner in which it could achieve compliance with the MVLS Rule, if at all, should it be implemented in the form as contemplated. There can be no assurances that if the stay is lifted and the MVLS Rule goes into effect, the Company’s efforts to avoid delisting will be successful.

We have recently adopted a Rights Agreement that includes terms and conditions that could discourage a takeover or other transaction that stockholders may otherwise consider favorable.

In recognition of the risk that an opportunist acquiror may attempt to take over the Company at a price that does not reflect the full value of the Company’s development pipeline, on July 10, 2026, the Board adopted a stockholder rights plan (the “Rights Plan”) pursuant to which stockholders of record as of the close of business on July 21, 2026 are to receive one preferred share purchase right (each, a “Right”) for each outstanding share of Common Stock they beneficially own. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock (the “Preferred Stock”), of the Company at an exercise price of $140.00, subject to adjustment. Under the Rights Agreement, the Rights will become exercisable if a person or group acquires beneficial ownership of 10% or more of the Company’s outstanding Common Stock (15% for qualifying passive investors that file on Schedule 13G) without the prior approval of the Board, or if a person or group with beneficial ownership of 10% or more at the time the adoption of the Rights Agreement is announced acquires any additional shares of Common Stock, without the prior approval of the Board. In the event that the Rights become exercisable due to such thresholds being triggered or certain other triggers, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock or equivalent securities (including the Common Stock or equivalent securities of an acquiring entity after a change of control upon certain triggers) having a market value at that time equal to twice each Right’s exercise price.

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
None.
c)
None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits, Financial Statement Schedules.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT	DESCRIPTION
3.1(1)	Certificate of Designation of Series B Junior Participating Preferred Stock of Revelation Biosciences, Inc.
3.2*	Amendment to the Third Amended and Restated Certificate of Incorporation, effective October 20, 2026
4.1(1)	Rights Agreement, dated as of July 10, 2026, between Revelation Biosciences, Inc. and Continental Stock and Transfer & Trust Co., as Rights Agent
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a_14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to Revelation Biosciences, Inc.’s Current Report on Form 8-K filed on July 13, 2026.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVELATION BIOSCIENCES, INC.

Date: November 5, 2026	By:	/s/ James Rolke
James Rolke
Chief Executive Officer
(principal executive officer)

Date: November 5, 2026	By:	/s/ Chester S. Zygmont, III
Chester S. Zygmont, III
Chief Financial Officer
(principal financial and accounting officer)